Form 10-K
period 1998-09-30
EVEREST HEALTHCARE SERVICES CORP; MERCY DIALYSIS CENTER INC; AMARILLO ACUTE DIALYSIS SPECIALISTS LLC; CON MED SUPPLY CO INC; CONTINENTAL HEALTH CARE LTD; DIALYSIS SPECIALISTS OF CORPUS CHRISTI LLC; DIALYSIS SPECIALISTS OF TEXAS LLC; DUPAGE DIALYSIS LTD; EVEREST MANAGEMENT INC; HEMO DIALYSIS OF AMARILLO LLC
filed 1998-12-29
CIK 1058560, 825923, 1064285, 1064286, 1064287, 1064288, 1064289, 1064290, 1064291, 1064292

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

                        COMMISSION FILE NUMBER 333-57191

                    EVEREST HEALTHCARE SERVICES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               36-4045521
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                  AMARILLO ACUTE DIALYSIS SPECIALISTS, L.L.C.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                 75-2600337
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                          CON-MED SUPPLY COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                ILLINOIS                               36-3147024
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                         CONTINENTAL HEALTH CARE, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                ILLINOIS                               36-3084746
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                 DIALYSIS SPECIALISTS OF CORPUS CHRISTI, L.L.C.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                 74-2749663
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                  DIALYSIS SPECIALISTS OF SOUTH TEXAS, L.L.C.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                 74-2749689
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                              DUPAGE DIALYSIS LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                ILLINOIS                               36-3029873
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                            EVEREST MANAGEMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                              APPLIED FOR
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                        HEMO DIALYSIS OF AMARILLO L.L.C.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                 75-2592110
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                         HOME DIALYSIS OF AMERICA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                ARIZONA                                86-0711476
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                         HOME DIALYSIS OF DAYTON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OHIO                                 31-1423002
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                       LAKE AVENUE DIALYSIS CENTER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                INDIANA                                36-3490713
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                          MERCY DIALYSIS CENTER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               WISCONSIN                               39-1589773
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                       NEW YORK DIALYSIS MANAGEMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW YORK                               36-3702390
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                      NORTH BUCKNER DIALYSIS CENTER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                              APPLIED FOR
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                        NORTHWEST INDIANA DIALYSIS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                INDIANA                                36-3372131
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                       OHIO VALLEY DIALYSIS CENTER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                INDIANA                                36-3575844
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                          WSKC DIALYSIS SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                ILLINOIS                               36-2668594
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                        EVEREST NEW YORK HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW YORK                              APPLIED FOR
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                             EVEREST ONE IPA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW YORK                               13-3988854
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                  101 NORTH SCOVILLE, OAK PARK, ILLINOIS 60302
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       Registrant's telephone number, including area code: (708) 386-1000

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of December 17, 1998, there was no established public trading market for the shares of the Common Stock of Everest Healthcare Services Corporation.

  As of December 17, 1998, the number of shares outstanding of the Common Stock of Everest Healthcare Services Corporation, par value $.001 per share, was 12,884,720.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART I
Item  1.     Business...............................................................................   1
Item  2.     Properties.............................................................................  17
Item  3.     Legal Proceedings......................................................................  18
Item  4.     Submission of Matters to a Vote of Security Holders....................................  18
PART II
Item  5.     Market for Registrant's Common Equity and Related Stockholder Matters..................  19
Item  6.     Selected Financial Data................................................................  20
Item  7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..  21
Item  7(a).  Quantitative and Qualitative Disclosures About Market Risk.............................  28
Item  8.     Financial Statements and Supplementary Data............................................  28
Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  28
PART III
Item 10.     Directors and Executive Officers of the Registrant.....................................  29
Item 11.     Executive Compensation.................................................................  32
Item 12.     Security Ownership of Certain Beneficial Owners and Management.........................  37
Item 13.     Certain Relationships and Related Transactions.........................................  38
PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  41

EVEREST HEALTHCARE SERVICES CORPORATION
101 North Scoville
Oak Park, Illinois 60302
(708) 386-2511

--------------------------------------------------------------------------------
                                     PART I

--------------------------------------------------------------------------------

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

  This Form contains certain "forward-looking statements" with respect to results of operations and businesses of the Company. All statements other than statements of historical facts included in this Form, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. See the "Risk Factors" section of the Company's Registration Statement on Form S-4 (File No. 333-57191) for a discussion of certain risks applicable to the Company and its business.

ITEM 1. BUSINESS

OVERVIEW

  Everest Healthcare Services Corporation is a leading provider of dialysis and other blood treatment services. Founded in 1968 and principally owned by nephrologists, the Company has a long-standing focus on developing strong relationships with physicians to provide high-quality patient care. Everest is the nation's sixth-largest provider of chronic dialysis outpatient services and serves over 5,600 patients through 63 facilities in 12 states. Everest also contracts with 102 hospitals in 11 states to provide a broad range of other extracorporeal (outside-the-body) blood treatment services, including inpatient acute dialysis, perfusion, apheresis and auto-transfusion (together, "Contract Services"). Pursuant to management contracts, Everest provides management services to (i) a physician practice group comprised of 26 nephrologists, primarily in the Chicago and northwest Indiana areas, and (ii) certain minority-owned or unaffiliated dialysis facilities. The Company derived 84.4% of its net revenues for fiscal 1998 from chronic dialysis services, 13.7% from Contract Services and 1.9% from management services.

  Everest's dialysis operations were founded in 1968 as a single dialysis center and grew over the next three decades through a combination of de novo facility development, acquisitions and internal growth. Everest has completed 11 acquisitions encompassing 26 facilities and developed 37 de novo centers since its inception. Through geographic clustering of its outpatient dialysis centers, the Company has created strong regional market positions, particularly in the Midwest. The Company focuses on accelerating its growth within each market by: (i) capitalizing on its strong physician and hospital relationships;
(ii) expanding capacity; and (iii) providing high-quality service which leads to new patient referrals. Everest operates 51 full-service outpatient dialysis centers which provide on-site dialysis services as well as training for home dialysis patients. Everest also operates 12 home dialysis training and support centers which provide services and equipment to home dialysis patients.

  Capitalizing on its strong hospital and physician relationships and its core competencies in blood processing, Everest significantly expanded its Contract Services business with the completion of three acquisitions in fiscal 1997. The Company believes it is uniquely positioned as the only company currently offering hospitals an outsourcing solution to all of their extracorporeal blood treatment needs. The Company has contracts with 102 hospitals, and Everest acts as the exclusive provider of extracorporeal blood treatment services for most of these hospitals.

DIALYSIS INDUSTRY OVERVIEW

  End-Stage Renal Disease. End-Stage Renal Disease ("ESRD") is a chronic medical condition characterized by the irreversible loss of kidney function which prevents the removal of waste products and excess water from the blood. ESRD most commonly results from complications associated with diabetes, hypertension, certain renal and hereditary diseases, old age and other factors. In order to survive, ESRD patients must receive dialysis treatments for the rest of their lives or undergo kidney transplantation. The number of kidney transplants has been limited due to a shortage of suitable donors along with growth in the number of ESRD patients, the incidence of rejection of transplanted organs and the unsuitability of many ESRD patients for transplantation based on age or health.

  Therapeutic Approaches for End-Stage Renal Disease. Currently, three treatment options exist for patients with ESRD: (i) hemodialysis, which is performed either in an outpatient dialysis facility, a hospital or a patient's home; (ii) peritoneal dialysis, which is generally performed in the patient's home; and (iii) kidney transplant surgery.

  Hemodialysis uses a dialyzer, or artificial kidney, to remove certain toxins, fluids and chemicals from the patient's blood. The dialysis machine controls external blood flow and monitors certain vital signs of the patient. The screening process involves a semipermeable membrane that divides the dialyzer into two chambers; while the blood is circulated through one chamber, a premixed dialysis fluid is circulated through the adjacent chamber. The toxins and excess fluid contained in the blood cross the membrane into the dialysis fluid. Hemodialysis treatment is usually performed three times per week for three to five hours.

  Peritoneal dialysis is generally performed by the patient at home and uses the patient's peritoneal, or abdominal, cavity to eliminate fluids and toxins in the patient's blood. There are several variations of peritoneal dialysis, the most common of which are continuous ambulatory peritoneal dialysis ("CAPD") and continuous cycling peritoneal dialysis ("CCPD"). CAPD utilizes a sterile dialysis solution which is introduced through a surgically implanted catheter into the patient's peritoneal cavity. Toxins in the blood continuously cross the peritoneal membrane into the dialysis solution. After several hours, the patient drains the used solution and replaces it with fresh solution. CCPD is performed in a manner similar to CAPD, but utilizes a mechanical device to cycle dialysis solution while the patient is sleeping or at rest. Patients treated at home are monitored monthly at a designated full-service outpatient facility or by a nurse from a home dialysis training and support facility.

  Kidney transplantation, when successful, is the most desirable treatment for patients with ESRD. However, the shortage of suitable donors severely limits the availability of this surgical procedure as a viable alternative for many ESRD patients.

  New medical therapies that cure or mitigate the primary causative diseases linked to kidney failure could potentially reduce the ESRD patient population growth rate. Such new medical therapies include diet control, intensive diabetes therapy, improved control of hypertension, improved treatment of causative primary infections and techniques for widening blocked renal arteries. The Company believes, however, that most of these therapies will only provide benefits over an extended time horizon and will not, therefore, significantly reduce the growth of the ESRD patient population in the near term.

NON-DIALYSIS EXTRACORPOREAL SERVICES INDUSTRY OVERVIEW

  Non-dialysis extracorporeal services include perfusion, apheresis and auto-transfusion.

  Perfusion Services. Cardiovascular perfusion is required during open-heart surgery to replace the function of the heart and lungs using mechanical devices. This technique maintains relatively normal physiologic equilibrium during cardiovascular surgery by providing adequate circulation and oxygenation. The patient's blood is routed through a system of disposable extracorporeal circuits that oxygenate, filter, adjust temperature and then return the blood to the patient.

  Apheresis Services. Apheresis is the selective removal of a specific component (plasma, platelets, or white or red blood cells) of a person's blood. The two general categories of apheresis include: (i) donor apheresis, which is the removal of a healthy component of the blood from a patient or third-party donor for subsequent transfusion to a patient; and (ii) therapeutic apheresis, which is the removal of a diseased or disease-producing component of a patient's blood in order to arrest a disease process.

  The types of donor apheresis include Autologous Peripheral Blood Stem Cell ("PBSC") and Single Donor Platelets ("SDP"). PBSC is a procedure performed on cancer patients, including those suffering from leukemia, Hodgkins disease and breast cancer. These patients undergo intensive chemotherapy and/or radiation to eliminate the patient's bone marrow. Bone marrow regeneration is accomplished by the reinfusion of stem cells previously collected from the patient. SDP is a procedure in which platelets are collected from a single third-party donor and reinfused into a patient whose platelets have been depleted through blood loss, cancer, or cancer treatment. Therapeutic apheresis selectively removes unwanted substances from the blood. These substances include toxins, metabolic residues and plasma components implicated in disease.

  Auto-Transfusion Services. Auto-transfusion is performed during surgery to collect, filter, clean and reinfuse the patient's own blood as an alternative to using donor blood. An auto-transfusion device may be utilized in a variety of surgical procedures, such as open-heart, vascular or orthopedic surgery, which typically entail blood loss of more than two units. Auto-transfusion reduces the risks of transfusion error and infection associated with outside donor blood.

CHRONIC DIALYSIS OPERATIONS

  Facility Information. The Company operates 63 outpatient dialysis facilities, including 51 full-service dialysis facilities and 12 centers exclusively providing home dialysis training and support. The facilities are located in Illinois (14), Indiana (9), Kansas (1), Kentucky (2), New Jersey (3), New York
(6), Ohio (16), Oklahoma (2), Pennsylvania (1), South Dakota (2), Texas (6) and Wisconsin (1).

  Everest's 51 full-service facilities offer on-site dialysis treatments as well as home dialysis training and support services. As of September 30, 1998, the Company operated a total of 864 dialysis stations, most of which are available 16 hours a day, six days a week. As of September 30, 1998, the Company's utilization rate for its then-existing stations was 77%. Each full-service facility has patient examination rooms, staff areas and offices, water treatment areas and amenities such as color televisions for the patients. Everest also operates 12 facilities that exclusively provide the necessary equipment, supplies, training and support services to those patients who prefer and are able to receive their treatments at home.

  Organizational Structure. Of the Company's 63 facilities, 33 are operated as wholly-owned subsidiaries, six are majority-owned, 15 are minority-owned, and nine are unaffiliated and operated pursuant to management contracts in New York, South Dakota, Texas, Ohio and New Jersey.

  The terms of these management contracts vary, but they generally extend for five years with renewal options. Everest's compensation under these agreements typically consists of a fixed fee plus a percentage of revenues; such compensation does not include any capitation fee. Everest often enters into joint ventures with physicians to facilitate the development of outpatient facilities in new and existing markets.

  Everest's dialysis facilities are managed by the Company's Executive Vice President and General Manager, who oversees seven regional directors. The regional directors manage the operations of the facilities in their respective regions and are responsible for staffing, quality outcomes and regional profitability. Each facility has a facility manager who reports to the regional director. Facility managers are responsible for facility staffing, quality outcomes, patient satisfaction results, facility profitability and promoting and maintaining a strong teamwork environment. Generally, key managers are eligible to receive incentives based upon the achievement of certain quality measurements, patient satisfaction results, financial performance goals and teamwork objectives. See "--Human Resources," and "--Training and Development."

  The Company has an expert team of dialysis specialists assigned to assist each patient in designing a program to fit the patient's lifestyle and to help patients and families adjust to the changes in their lives. Each team generally consists of: (i) a nephrologist who oversees the medical care; (ii) a nurse who assesses the medical condition and coordinates and implements the program;
(iii) a nutritionist who customizes the diet; (iv) a social worker who helps the family with lifestyle changes and financial planning; and (v) technicians who provide much of the routine patient care.

  Everest's medical directors and local and regional management teams market the Company's outpatient dialysis services to hospitals, physicians, patients, health plans and the community at large. In marketing its services, the Company emphasizes its excellent reputation and tradition of providing high-quality, consistent patient care, as well as its patient outcomes and the cost savings that these outcomes can provide.

  Physician Relationships. The Company believes that its physician relationships are a key factor in the success of its dialysis facilities. As required by the Medicare ESRD program, each of the Company's dialysis facilities is supervised by a qualified medical director who is a physician. The medical director at each facility is responsible for patient care and relationships with referring physicians. Generally, medical directors must be board certified or board eligible in internal medicine and have at least twelve months of training or experience in the care of patients at ESRD centers. In all cases, the Company's medical directors refer patients to the Company's centers. In most cases, the medical director is the sole or substantial source of referrals to the centers served.

  Ancillary Services. In addition to dialysis services, ESRD patients require a significant amount of ancillary services. The Company has developed a number of ancillary services to complement its dialysis services to boost patient satisfaction and to improve quality, facility growth and profitability. The most significant of the Company's ancillary services is the administration of Erythropoietin ("EPO") upon a physician's prescription. As the kidney deteriorates, it loses the ability to regulate the red blood cell count, causing anemia. EPO is a bio-engineered protein that stimulates the production of red blood cells and is used in connection with all forms of dialysis to treat anemia. A majority of the ESRD population requires EPO. Additionally, the Company interacts with kidney centers nationwide to arrange treatments for patients traveling in other areas and for non-Everest patients visiting areas where Everest has facilities.

CONTRACT SERVICES OPERATIONS

  Everest significantly expanded its Contract Services business in fiscal 1997 with the acquisition of three Contract Services providers. Everest believes that it can build on its core competencies in blood processing to market extracorporeal blood services through its existing relationships and that it can use relationships developed in its Contract Services business to market dialysis services. The Contract Services business also provides the Company with a business that is not directly dependent on government reimbursement.

  As of September 30, 1998, the Company had contracts with 102 hospitals in 11 states. Everest acts as the exclusive provider of extracorporeal blood services for most of these hospitals. Contracts with customer hospitals generally provide for a portfolio of services including professional staffing, disposable supplies, inventory management services, clinical quality management services, and capital equipment. The professional staffing required by the contracts may include a perfusionist, a registered nurse, or a technician, who are on-call 24 hours a day. The Company typically owns or leases the equipment used in providing these services, such as heart-lung machines, transfusion machines, dialyzers and apheresis machines and supplies the necessary disposable accessories for these machines and related equipment. This equipment is usually stored at the hospital, but is operated and maintained by the Company. Everest operates regional offices in Florida, Illinois, Indiana, Michigan and Texas, where the Company provides centralized support services for Contract Services.

  The Company markets its extracorporeal services to hospital administrators, physicians, operating room directors and blood banks. Sales contacts result from referrals from physicians, vendors, current customers and employees. The Company also solicits direct sales, works closely with pharmaceutical and equipment companies and cooperates with such companies in regional workshops.

DIALYSIS QUALITY PROGRAMS

  The Company believes that it enjoys a reputation of providing high-quality care to dialysis patients and that it achieves superior patient outcomes compared to other providers due to its strong training program and focus on quality assurance standards.

  Continuous Quality Improvement. Everest seeks to deliver high-quality dialysis services to its patients and engages in systematic efforts to measure, maintain and improve the quality of the services that it delivers. Quality assurance and patient data are regularly collected, analyzed and reviewed by management. An important part of Everest's quality assurance program is its Continuous Quality Improvement ("CQI") program. The CQI program is overseen by the Company's Corporate Quality Improvement Committee, whose purpose is to evaluate quality of care data, set policy and procedures affecting quality, encourage sharing of techniques and procedures and develop practice guidelines. This Committee meets quarterly. The CQI Program monitors quality of care indicators as well as patient satisfaction. The philosophy of CQI encourages continual and consistent improvement in the quality of care. The Company sets quality and patient satisfaction objectives, and progress toward such objectives is routinely measured. The CQI committee at each facility meets monthly to manage the CQI process for the various indicators.

  Outcomes Measurement. Everest's clinical patient data are entered into a computerized medical record maintained at each local dialysis facility, and patient chemistry data are downloaded directly from laboratories. Outcomes data are transmitted to and maintained at Everest's corporate headquarters. The Company tracks such data by patient, by facility and for the entire corporation and distributes such data monthly to each facility. Adequacy in hemodialysis is measured by the Urea Reduction Ratio (URR) and Kt/V and in peritoneal dialysis by either the Kt/V or creatinine clearance. The Company monitors these data as well as many other indicators of quality including nutrition, anemia, infection rates, access patency, patient compliance, hospitalization rates and mortality rates.

CONTRACT SERVICES QUALITY PROGRAMS

  The Company has applied its experience in developing quality assurance programs for its dialysis services business to its Contract Services business, and has developed software in furtherance of its commitment to provide high-quality extracorporeal services. This software, which is currently being implemented throughout the Company's perfusion operations, records approximately 15 clinical indicators similar to those tracked by the Company's CQI Committee with respect to the Company's dialysis services. The Company believes that this software is a factor in its ability to achieve favorable outcomes for its Contract Services patients. The Company's outcome projections help predict the anticipated length of patients' stays and probable patient outcomes, and the Company tracks actual patient outcomes to verify the accuracy of such predictions. The Company's Contract Services quality assurance personnel meet monthly to review outcomes data and analyze the Company's performance. These data are also shared with physicians and hospitals on a regular basis. The Company believes that the indicators tracked by its software provide value assessments that can help reduce lengths of stay and improve the utilization of blood products. The Company believes this software is the most advanced system of its kind and that the Company's use of the system is a substantial value-added service for its customers. The Company has similar programs for its hemodialysis and peritoneal dialysis operations, and is in the process of writing corresponding programs for use in its inpatient acute dialysis operations.

MANAGEMENT INFORMATION SYSTEMS

  The Company maintains comprehensive management information systems for financial systems and for patient care, quality assurance and outcome tracking purposes, and is continually developing and upgrading such systems. The Company's Client Tracking System, which keeps a record of each of the Company's patients, is currently available in almost all facilities and is being implemented at the remainder of the facilities. The Company's chronic dialysis units have systems that track clinical, administrative and financial activities for a dialysis patient. These systems provide the patient's medical record and the database for quality programs and performance indicators.

SOURCES OF REVENUE REIMBURSEMENT

  The following table provides information regarding the percentage of the Company's net revenues provided: (i) with respect to chronic dialysis services, by Medicare, Medicaid and other third-party payors such as indemnity insurers, managed care companies, hospitals and others; and (ii) with respect to Contract Services, by hospitals and, to a much lesser extent, other payors:

                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                                --------------------------------
      PAYOR                                        1996       1997       1998
      -----                                     ---------- ---------- ----------
      CHRONIC DIALYSIS:
        Medicare...............................      66.1%      57.5%      47.6%
        Medicaid...............................      11.6%       8.5%       7.6%
        Other payors...........................      20.0%      20.6%      29.2%
      CONTRACT SERVICES:
        Hospitals and other payors.............        --       11.1%      13.7%
        Management service fees................       2.3%       2.3%       1.9%
                                                ---------- ---------- ----------
                                                    100.0%     100.0%     100.0%

  Under the Medicare ESRD program, Medicare reimburses dialysis providers for the treatment of individuals who are diagnosed with ESRD and are eligible for participation in the Medicare program, regardless of age or financial circumstances. As described in more detail below, for each treatment, Medicare pays 80% of the amount set by the Medicare prospective reimbursement system. A secondary payor, usually a Medicare supplemental insurer, a state Medicaid program or, to a lesser extent, the patient or the patient's private insurer, is responsible for paying any co-payment (typically 20%), other approved services not paid by Medicare and the annual deductible. All of the states in which the Company operates dialysis facilities provide Medicaid benefits to qualified recipients to supplement their Medicare entitlement. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, some of which may have the effect of decreasing program payments, increasing costs or modifying how the Company operates its dialysis business. See "--Regulatory Matters."

  Assuming an ESRD patient is eligible for participation in the Medicare program, the commencement date of Medicare benefits for ESRD patients electing in-center hemodialysis (and not entering into a self-care training program) is dependent on several factors. For ESRD patients 65 years of age or older and already enrolled in the Medicare program due to age entitlement, Medicare coverage for ESRD services begins immediately. ESRD patients under 65 years of age who are not covered by an employer group health plan (for example, the uninsured, those covered by Medicaid and those covered by an individual health insurance policy) must wait until the first day of the third month after the month in which a renal dialysis treatment program begins. During this three month period, the patient, Medicaid or private insurers are responsible for payment. In the case of the individual covered by private insurance, such responsibility is limited to the terms of the policy with the patient being responsible for the balance. ESRD patients under 65 years of age who are covered by an employer group health plan must wait 30 or 33 months after commencing dialysis treatments (depending on whether the patient has entered into a self-care training program) before Medicare becomes the primary payor. During the 30 to 33-month period, the employer group health plan is responsible for payment at its negotiated rate or, in the absence of such a rate, at the company's usual and customary rates, and the patient is responsible for deductibles and co-payments applicable under the terms of the employer group health plan.

  If an ESRD patient elects to enter into a self-care training program or home dialysis training program during the first three months of dialysis, the three-month waiting period is waived. In this case, if the patient has an employer group health plan, the period for which the health plan will be the primary payor is 30 months. If the patient has only Medicare coverage, Medicare immediately becomes the primary payor effective as of the initiation of dialysis.

  Medicare Reimbursement. Each of the Company's dialysis facilities is certified to participate in the Medicare program. The Company is reimbursed by Medicare under a reimbursement system for chronic dialysis services provided to ESRD patients. Under this system, the reimbursement rates are fixed in advance and have been adjusted from time to time by Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment revenues and allows the Company to retain any profit earned. Medicare has established a composite rate set by HCFA that governs the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. When Medicare assumes responsibility as the primary payor, it pays for dialysis and related services (as described below) at 80% of the composite rate. The Medicare composite rate is subject to regional differences based upon certain factors, including regional differences in wage earnings. Certain other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs (including EPO), blood (for amounts in excess of three units per patient per year), and certain physician-ordered tests provided to dialysis patients. Claims for Medicare reimbursement must generally be presented within 15 to 27 months of treatment depending on the month in which the service was rendered. The Company generally submits claims monthly and is usually paid by Medicare within 30 days of the submission. If, in the future, Medicare were to include in its composite reimbursement rate any of the ancillary services presently reimbursed separately, the Company would not be able to seek separate reimbursement for these services, adversely affecting the Company's operating and financial results.

  The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $117 and $139 per treatment for routine dialysis services, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Medicare Payment Advisory Commission ("MedPAC"). MedPAC is a new commission that was mandated by the Balanced Budget Act of 1997 to continue and expand upon the work of the Prospective Payment Assessment Commission ("PROPAC"). The Medicare ESRD reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990 numerous Congressional actions resulted in net reduction of the average reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment in 1990. Congress increased the ESRD reimbursement rate, effective January 1, 1991, resulting in an average ESRD reimbursement rate of $126 per treatment. In 1990, Congress required that the Department of Health and Human Services ("HHS") and PROPAC study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. In March 1998, MedPAC recommended a 2.7% increase in the reimbursement rate. Congress is not required to implement any recommendation, has not implemented this increase and could either raise or lower the reimbursement rate.

  On June 1, 1989, the FDA approved the production and sale of EPO, and HCFA approved Medicare reimbursement for EPO's use by dialysis patients. EPO stimulates the production of red blood cells and is beneficial in the treatment of anemia, with the effect of reducing or eliminating the need for blood transfusions for dialysis patients.

  From June 1, 1989 through December 31, 1990, the Medicare ESRD program reimbursed for EPO at the fixed rate of $40.00 per administration of EPO in addition to the dialysis facility's allowable composite rate for dosages of up to 9,999 units per administration. For higher dosages, an additional $30.00 per EPO administration was allowed. Effective January 1, 1991, the Medicare allowable prescribed rate for EPO was changed to $11.00 per 1,000 units, rounded to the nearest 100 units. Subsequently, legislation was enacted to reduce the Medicare prescribed rate for EPO by $1.00 to $10.00 per 1,000 units after December 31, 1993. President Clinton's proposed fiscal year 1999 budget contains a further reduction in reimbursement for EPO from $10.00 to $9.00 per 1,000 units administered.

  In September 1997, HCFA promulgated a policy that would deny Medicare reimbursement for EPO where a patient's proportion of red blood cells to total blood volume exceeds an average of 36.5% during a 90-day period. That rule was modified effective March 10, 1998, to provide that, if a doctor provides medical justification for the prescription, Medicare will continue to reimburse for EPO even if a patient's red blood cell count exceeds the maximum level otherwise allowed for reimbursement. Further, even if no medical justification is provided, the reimbursement will be reduced rather than denied, to an amount equal to the lower of the actual EPO dosage administered or 80% of the allowable dosage for the previous month.

  Medicaid Reimbursement. The Company is a licensed ESRD Medicaid provider in all states in which it does business. Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state-defined levels or who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverage (e.g., oral medications) that is not provided by Medicare. State regulations generally follow Medicare reimbursement levels and coverage without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets.

  Private Reimbursement. Everest derives a portion of its revenues from reimbursement provided by non-governmental third-party payors. A substantial portion of third-party health insurance in the U.S. is now furnished through some type of managed care plan, including HMOs. Managed care plans are increasing their market share, and this trend may accelerate as a result of the merger and consolidation of providers and payors in the health care industry, as well as discussions among members of Congress and the executive branch regarding ways to increase the number of Medicare and Medicaid beneficiaries served through managed care plans.

  The Company generally is reimbursed for dialysis treatments at higher rates by non-governmental payors than by governmental payors. However, managed care plans are becoming more aggressive in selectively contracting with a smaller number of providers willing to furnish services for lower rates and subject to a variety of service restrictions. For example, managed care plans and traditional indemnity third-party payors increasingly are demanding alternative fee structures, such as capitation arrangements whereby a provider receives a fixed payment per month per enrollee and bears the risk of loss if the costs of treating such enrollee exceed the capitation payment. These market forces are creating downward pressure on the reimbursement that Everest receives for its services and products.

  Everest's ability to secure favorable rates with indemnity and managed care plans has largely been due to the relatively small number of ESRD patients enrolled in any single HMO. By regulation, ESRD patients have been prohibited from joining an HMO unless they are otherwise eligible for Medicare coverage, due to age or disability, and are members of a managed care plan when they first experience kidney failure. HCFA has implemented a pilot project in which several managed care companies were allowed to recruit ESRD patients beginning in 1997 and which, if successful, could result in the opening of the ESRD treatment market to many managed care companies thereafter. As Medicare HMO enrollments increase and the number of ESRD patients in managed care plans also increases, managed care plans may have increased leverage in negotiating lower rates. In addition, an HMO may contract with another provider for, or may have tighter utilization controls with respect to, certain ancillary services typically provided by Everest to ESRD patients, which could limit Everest's revenues from such services.

  As managed care companies expand their market share and gain greater bargaining power vis-a-vis health care providers, there may be increasing pressure to reduce the amounts paid for outpatient dialysis services and products. These trends could be accelerated if future changes to the Medicare ESRD program require private payors to assume a greater percentage of the cost of care given to dialysis patients. Everest believes that the historically higher rates of reimbursement paid by non-governmental payors may not be maintained at such levels. Everest is presently seeking to expand the portion of its revenues attributable to non-governmental private payors. However, if substantially more patients join managed care plans or such plans reduce reimbursement levels, Everest's business and results of operations could be materially adversely affected.

COMPETITION

  Dialysis Services Market. The dialysis industry is fragmented and highly competitive, particularly with respect to competition for the acquisition of existing dialysis centers. Because, in most cases, the prices of dialysis services and products in the U.S. are directly or indirectly regulated by Medicare, competition for patients is based primarily on quality and accessibility of service and the ability to obtain referrals from physicians and hospitals. Certain of the Company's competitors in the dialysis services market have greater financial resources than the Company and compete with the Company for the acquisition of centers in markets targeted by the Company. Competition for acquisitions has increased the costs of acquiring dialysis facilities. There is no assurance that the Company can continue to compete effectively with existing and new competitors.

  Competition for recruiting qualified physicians to act as medical directors is intense. In addition, the Company may experience competition from the establishment of a facility by a former medical director or referring physician. In cases where the Company has acquired a facility from one or more physicians, or where one or more physicians own interests in facilities as partners or co-shareholders with the Company, such physicians are generally required to agree to refrain from owning interests in competing facilities for various periods. Substantially all physicians who provide medical director services to the Company have also executed non-competition agreements. Such non-competition agreements may not be enforceable in certain jurisdictions.

  Contract Services Market. The Contract Services market is also fragmented and highly competitive. The Company estimates there are approximately 3,000 perfusionists practicing in the U.S., the majority of whom are employed by hospitals, with the balance practicing as sole proprietors or employed by companies offering perfusion services. Most hospitals requiring perfusion services use their own staff to provide such services and equipment and, as such, are the largest source of competition for the Company. The Company also competes in regional markets with other independent providers of perfusion services and with perfusionists in private practice. The Company's principal competitor in the perfusion services market is Baxter International Inc. The Company competes with hospitals and blood banks in the provision of apheresis and auto-transfusion services. The Company competes with other dialysis providers and hospitals in the provision of acute dialysis services. Management believes that the competitive factors in the Contract Services market are primarily cost, quality and breadth of service. Certain of the Company's competitors in the Contract Services market have greater financial resources than the Company. There can be no assurance that Everest will be able to compete effectively with its competitors or that additional competitors with greater resources will not enter the Company's markets.

HUMAN RESOURCES

  As of September 30, 1998, the Company had approximately 1,730 employees, including a professional staff of approximately 632 nurses, social workers, dietitians and perfusionists, a corporate and regional staff of approximately 224 employees and a facilities support staff of approximately 874 employees. The Company also contracts with numerous health care professionals, including physicians, nurses, social workers, dietitians, perfusionists and technicians who are not employees of Everest. Medical directors of the Company's dialysis facilities are independent contractors rather than employees of the Company, although some medical directors are employees of either Nephrology Associates of Northern Illinois Ltd. ("NANI-IL") or Nephrology Associates of Northern Indiana, P.C. ("NANI-IN"), each of which is owned by directors, officers and/or shareholders of the Company. In these cases, professional service fees for the medical directors are paid by the Company to NANI-IL and NANI-IN for medical director services performed for such corporations' dialysis units. See "Certain Relationships and Related Transactions." In the majority of cases, however, the fees are payable directly by the Company to the medical directors (or their physician practices) pursuant to individually negotiated contracts.

  Perfusionists generally enter into written agreements with the Company which specify their duties and establish their compensation. Such agreements are terminable by either party on advance written notice.

  As of September 30, 1998, approximately 104 of the Company's employees were members of unions. The Company believes that its relationships with its employees are good.

TRAINING AND DEVELOPMENT

  The Company believes that its dialysis patient care staff, Contract Services professionals, facility managers and regional directors represent its most valuable corporate assets. Accordingly, Everest devotes substantial efforts and resources to recruiting, training and retaining these individuals. The Company's training emphasizes teamwork to facilitate an environment based upon skilled individuals working together to provide high-quality care. The Company trains its patient care staff and requires that such employees undertake continuing education and meet with trainers who provide ongoing competency testing. If such testing reveals skills that are below the level required for a specific employee, the Company implements further training as required.

LIABILITY INSURANCE

  The Company maintains property and general liability insurance, professional liability insurance and other insurance coverage in amounts deemed adequate by management based upon historical claims and the nature and risks of the business. The Company's property, casualty and worker's compensation insurance is provided by an affiliated entity. See "Certain Relationships and Related Transactions." The Company's professional liability insurance would provide coverage, subject to policy limits, in the event the Company is held liable in a lawsuit for professional malpractice against a physician, however, there can be no assurance that future claims will not exceed applicable insurance coverage, that malpractice and other liability insurance will be available at a reasonable cost or that the Company will be able to maintain adequate levels of malpractice insurance and other liability insurance in the future or that the insurers will not be successful in denying claims. Physicians practicing at the dialysis facilities are required to maintain their own malpractice insurance. However, the Company maintains coverage for the activities of its medical directors (but not for their individual private medical practices).

REGULATORY MATTERS

 General

  The Company is subject to extensive federal, state and local governmental regulations. These regulations require the Company to meet various standards relating to, among other things, the management of centers, personnel, maintenance of proper records, equipment and quality assurance programs. The Company's dialysis centers are subject to periodic inspection by state agencies and other governmental authorities to determine if the premises, equipment, personnel and patient care meet applicable standards. To receive Medicare and Medicaid reimbursement, the Company's dialysis centers must be certified by HCFA. All of the Company's dialysis centers are so certified.

  Any loss by the Company of its federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues is derived or any change resulting from health care reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services would have a material adverse effect on the Company's operating and financial results. To date, the Company has maintained its licenses and Medicare and Medicaid authorizations. The Company believes that the health care services industry will continue to be subject to intense regulation at the federal, state and local levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged by government regulators or that health care reform will not result in a material adverse effect on the Company. Furthermore, the Company could be held responsible for actions previously taken by entities it has acquired. There can be no assurance that previous operating practices of the Company or the entities it has acquired will not be reviewed and challenged by governmental regulators or that the Company will not be liable for such practices.

 Federal Fraud and Abuse

  The Company's operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "Anti-Kickback Law") that impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing, or leasing, of items or services that may be paid for in whole or in part by Medicare, Medicaid or other federal health care programs. Additionally, federal enforcement officials may attempt to impose civil false claims liability with respect to claims resulting from an Anti-Kickback Law violation. Violations of the federal Anti-Kickback Law are punishable by criminal penalties, including imprisonment, fines and exclusion of the provider from future participation in the Medicare or Medicaid programs. Civil penalties for violation of the federal Anti-Kickback Law include assessments of $50,000 per improper claim for payment plus three times the amount of such claim, as well as suspension from future participation in Medicare and Medicaid. While the federal Anti-Kickback Law expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Court decisions state that, under certain circumstances, the Anti-Kickback Law is also violated where any part of the purpose (as opposed to the "primary" or "material" purpose) of a payment is to induce referrals. Congress has frequently considered federal legislation that would expand the federal Anti-Kickback Law to include the same broad prohibitions to all situations involving the inducement of referrals, regardless of payor source.

  In July 1991, November 1992 and January 1996, the Secretary of Health and Human Services ("HHS") published regulations that create exceptions or "safe harbors" for certain business transactions. Transactions that satisfy the criteria under applicable safe harbors will be deemed not to violate the federal Anti-Kickback Law. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the statute, although such transactions may be subject to scrutiny by enforcement agencies. The Company seeks to structure its various business arrangements to satisfy as many safe harbor elements as possible under the circumstances, although many of the Company's arrangements do not satisfy all of the elements of a safe harbor. Although the Company has never been challenged under the Anti-Kickback Law, and the Company believes that it complies in all material respects with the federal Anti-Kickback Law and all other applicable related laws and regulations, there can be no assurance that the Office of Inspector General or other governmental agency will not take a contrary position or that the Company will not be required to change its practices or will not experience a material adverse effect as a result of any such challenge or any sanction that might be imposed. In recent years, new legislation and amendments to the existing federal fraud and abuse laws have strengthened the government's enforcement powers, and there has been a significant increase in the number of health care fraud and abuse investigations and prosecutions. Some of these new investigations and prosecutions scrutinize practices that have been widely utilized by health care providers in the past. The Company is unable to predict whether the enforcement agencies will ultimately prevail in their stepped-up enforcement activities or what impact these enforcement activities may ultimately have on the interpretation of the federal fraud and abuse laws.

  On July 21, 1994, the Secretary of HHS proposed a rule that would modify the original set of safe harbor provisions to give greater clarity to the rule's original intent. The proposed rule would make changes to the safe harbors on personal services, management contracts, investment interests, and space rentals, among others. The Company does not believe that its current operations, as set forth above, would be materially impacted if the proposed rule were adopted in the form proposed. However, the Company cannot predict the outcome of the rule making process or whether changes in the safe harbors rule will affect the Company's position with respect to the federal Anti-Kickback Law.

  Physician Ownership. A significant portion of the Company's issued stock is presently owned or controlled by physicians. The Company has also issued stock options to various individuals, including many of its medical directors. Additionally, many of the Company's outpatient dialysis centers are owned on a joint-venture basis between the Company, or one of its wholly owned subsidiaries, and local physicians. Because many of these physicians refer patients to the Company's facilities, the federal Anti-Kickback Law could be found to apply to referrals by such physicians to the Company's facilities. However, the Company believes these ownership relationships are in material compliance with the federal Anti-Kickback Law. The Company believes that the value of stock issued and options granted to physicians has been consistent with the fair market value of assets transferred to, or services performed by such physicians for the Company, and there is no intent to induce referrals to the Company's facilities. There is a safe harbor for certain investments in non-publicly traded entities such as the Company, and the Company believes that its physician ownership and investment relationships meet some of the criteria for this safe harbor. However, these relationships do not satisfy all of the criteria for the safe harbor and there can be no assurance that these relationships will not subject the Company to investigation or prosecution by enforcement agencies.

  Medical Director Relationships. The conditions for coverage under the Medicare ESRD program mandate that treatment at a dialysis center be under the general supervision of a medical director who is a licensed physician. Additionally, the medical director must be board certified or board eligible in internal medicine or pediatrics and have had at least 12 months of experience or training in the care of patients at ESRD centers. The medical directors engaged by the Company typically exceed the Medicare requirements and are generally board certified nephrologists. The Company has engaged medical directors at each of its centers under contracts with physicians or their group practices. The compensation of the medical directors and other physicians under contract with the Company is separately negotiated and generally depends upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size of the center. The aggregate compensation of the medical directors and other physicians under contract with the Company is generally fixed in advance for periods of one year or more by written agreement, is set to reflect the fair market value of the services rendered and does not take into account the volume or value of patients referred to the Company's facilities. Because in all cases the medical directors and the other physicians under contract with the Company refer patients to the Company's centers, the federal Anti-Kickback Law could be found to apply. However, the Company believes that its contractual arrangements with these physicians are in material compliance with the federal Anti-Kickback Law. The Company seeks to comply with the requirements of the personal services and management contract safe harbor when entering into agreements with its medical directors and other physicians. See "Certain Relationships and Related Transactions--NANI-IL and NANI-IN."

  Acute Inpatient Dialysis Services. Under the Company's acute inpatient dialysis service arrangements, the Company agrees to provide a hospital with supervised emergency and acute dialysis services, including qualified nursing and technical personnel, technical services, supplies, and, in many cases, equipment. Because physicians under contract with the Company, or who have an ownership interest in the Company and/or its affiliates, may refer patients to hospitals with which the Company has an acute dialysis service arrangement, the federal Anti-Kickback Law could be found to apply, However, the Company believes that its contractual arrangements with hospitals for acute inpatient dialysis services are in material compliance with the federal Anti-Kickback Law. In all instances, the Company seeks to comply with the requirements of the personal services and management contract and equipment lease safe harbors when entering into agreements or contracts for acute inpatient dialysis services.

  The Health Insurance Portability and Accountability Act of 1996. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was enacted in August 1996 and substantively changed federal fraud and abuse laws by expanding their reach to all federal health care programs, establishing new bases for exclusions and mandating minimum exclusion terms, creating an additional exception to the anti-kickback penalties for risk-sharing arrangements, requiring the Secretary of HHS to issue advisory opinions, increasing civil money penalties to $10,000 (formerly $2,000) per item or service and assessments to three times (formerly twice) the amount claimed, creating a specific health care offense and related health fraud crimes, and expanding investigative authority and sanctions applicable to health care fraud. It also prohibits provider payments which could be deemed an inducement to patient selection of a provider.

  In addition to establishing minimum periods of exclusion from government health programs, the statute authorizes exclusion of an individual with a direct or indirect ownership or control interest in a sanctioned entity if the individual "knows or should know" of the activity leading to the conviction or exclusion of the entity or where the individual is an officer or managing employee of the entity. Significantly, the law expands criminal sanctions for health care fraud involving any governmental or private health benefit program, including freezing of assets and forfeiture of property traceable to commission of a health care offense.

  Balanced Budget Act of 1997. In August 1997, President Clinton signed the Balanced Budget Act of 1997 ("BBA") which contains sweeping adjustments to both the Medicare and Medicaid programs, as well as further expansion of the fraud and abuse laws. Specifically, the BBA created a civil monetary penalty for violations of the federal anti-kickback statute whereby violations will result in damages equal to three times the amount involved as well as a penalty of $50,000 per violation. In addition, the new provisions expanded the exclusion requirements so that any person or entity convicted of three health care offenses is automatically excluded from federally funded health care programs for life. Individuals or entities convicted of two offenses are subject to mandatory exclusion of 10 years, while any provider or supplier convicted of any felony may be denied entry into the Medicare program by the Secretary of HHS if deemed to be detrimental to the best interests of the Medicare program or its beneficiaries.

  The BBA also provides that any person or entity that arranges or contracts with an individual or entity that has been excluded from a federally funded health care program will be subject to civil monetary penalties if the individual or entity "knows or should have known" of the sanction. In addition, the BBA requires HCFA to issue advisory opinions in response to inquiries as to whether physician referrals for designated health services are prohibited by the Stark law (hereinafter described).

  Finally, the BBA creates a Medicare+Choice Program that is designed to provide a variety of options to Medicare beneficiaries, almost all of whom may enroll in a Medicare+Choice Plan. The options include provider sponsored organizations, coordinated care plans, HMOs with and without point of service options involving out-of-network providers, and medical savings accounts offered as a demonstration project.

 Stark Law

  The federal prohibition against self-referral amendments to the Social Security Act (commonly known as the "Stark" provisions) restricts physician referrals for certain "designated health services" to entities with which a physician or an immediate family member has a "financial relationship." The Stark law was enacted by Congress in two parts, and is commonly referred to individually as "Stark I" and "Stark II." The Stark I legislation, which became effective in 1992, was only applicable to clinical laboratory services. The Stark II legislation, which became effective January 1, 1995, expanded the self-referral prohibition from only clinical laboratory services to all "designated health services." Under the Stark provisions, an entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The Stark provisions also set forth certain reporting requirements that require entities providing services to Medicare beneficiaries to report certain ownership arrangements to the Secretary of HHS. In addition to being obligated to refund any payments received in violation of the Stark provisions, entities can also incur civil penalties of up to $15,000 per improper claim, $10,000 per day for each day that the entities fail to comply with the reporting obligations, and can be excluded from participation in the Medicare and Medicaid programs.

  A "financial relationship" under Stark is defined as an ownership or investment interest in an entity by a physician (or an immediate family member), or a compensation arrangement between a physician (or an immediate family member) and an entity. The Company has entered into compensation agreements with its medical directors or their respective professional corporations for the services such physicians provide as medical directors. Additionally, a number of physicians own shares of the Company or its joint ventures, and options to purchase shares of stock in the Company. Accordingly, physicians that have entered into such arrangements with the Company, including its medical directors, may be deemed to have a "financial relationship" with the Company for purposes of Stark.

  For purposes of Stark, "designated health services" include, among other things: clinical laboratory services; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics, prosthetic devices and supplies; physical and occupational therapy services; outpatient prescription drugs; durable medical equipment and supplies; radiology services (including MRI, CAT scans and ultrasound services); radiation therapy services and supplies; home health services; and inpatient and outpatient hospital services. Dialysis is not a designated health service under Stark. However, the definition of "designated health services" includes items and services that are components of dialysis or that may be provided to a patient in connection with dialysis, if such items and services are considered separately rather than collectively as dialysis. Under the final Stark I regulations published in August 1995, HCFA provided an exception from Stark I for clinical laboratory services reimbursed under the Medicare "composite rate" for dialysis. The Company believes it likely that, when final Stark II regulations are published, they will contain a similar exception for the various dialysis related items that fall within the definition of "designated health services," but that are reimbursed under the composite rate for dialysis. However, there can be no assurance that HCFA will adopt such a position.

  On January 9, 1998, HCFA issued proposed Stark II regulations (the "1998 Proposed Regulations"). The 1998 Proposed Regulations provide that EPO and other outpatient drugs used in connection with dialysis treatments, and home health services and supplies used in home dialysis services are not considered "designated health services" for purposes of Stark II. There can be no assurance, however, that final Stark II regulations will adopt such a position. With respect to the other items and services provided by the Company that are likely to be deemed to be "designated health services" subject to the Stark II prohibition, the language of the Stark II amendments and the Stark I final regulations suggest that the Company will not be permitted to offer, or seek reimbursement for, such services in the absence of a Stark II exception.

  Because physicians under contract with the Company may refer patients to hospitals with which the Company has a Contract Services arrangement, Stark II may be interpreted to apply to the Company's Contract Services arrangements with hospitals. However, Stark II contains exceptions for certain equipment rental, personal services and fair market value arrangements and the Company believes that most of its Contract Services arrangements are in material compliance with the requirements of such exceptions to Stark II. Moreover, the 1998 Proposed Regulations exclude from the definition of "inpatient hospital services" acute dialysis services furnished by a physician-owned contractor when the hospital is not certified to provide ESRD services. There can be no assurance, however, that final Stark II regulations will adopt such a position.

  Stark II contains exceptions for ownership and compensation arrangements that meet certain specific criteria set forth in the statute or in forthcoming regulations. With respect to ownership, certain qualifying in-office physician and ancillary services provided by or under the supervision of physicians in a single group practice are exempt from both ownership and compensation arrangement restrictions. With respect to compensation arrangements, the exceptions available for certain qualifying arrangements include the following areas: (i) bona fide employment relationships; (ii) personal service arrangements; (iii) space and equipment leasing arrangements; (iv) certain group practice arrangements with a hospital that were in existence prior to December 1989; and (v) purchases by physicians of laboratory services, or other items and services at fair market value. In order to be exempt from the Stark II self-referral prohibition, it is necessary to meet all of the criteria of a particular exception for each financial relationship existing between an entity and a referring physician. Based on the existing regulations and the 1998 Proposed Regulations, the Company believes that many of its financial relationships with referring physicians will not be subject to the Stark self-referral prohibitions. Further, to the extent that some of the Company's financial arrangements are subject to Stark, the Company believes that all such financial arrangements meet the criteria for an exception under either the existing regulations or the 1998 Proposed Regulations.

  However, because of its broad language, Stark II may be interpreted to apply to certain of the Company's operations. Consequently, Stark II may require the Company to restructure certain existing compensation agreements with its medical directors, or, in the alternative, to refuse to accept referrals for designated health services from certain physicians. Moreover, since Stark II prohibits Medicare or Medicaid reimbursement of items or services provided pursuant to a prohibited referral, and imposes substantial civil monetary penalties on entities which present or cause to be presented claims for reimbursement in such cases, the Company could be required to repay amounts reimbursed for items and services that HCFA determines to have been furnished in violation of Stark II, and could be subject to substantial civil monetary penalties, either or both of which could have a material adverse effect on the Company's operations and financial results and condition. The Company believes that if Stark II is interpreted to apply to the Company's operations, it is likely that the Company will be able on a prospective basis to bring its financial relationships with referring physicians into material compliance with the provisions of Stark II, including relevant exceptions. However, prospective compliance would not affect amounts or penalties determined to be owed for past conduct, and there can be no assurance that such prospective compliance, if possible, would not have a material adverse effect on the Company.

  The Company's certificate of incorporation (the "Certificate") has certain provisions which are designed to comply with the requirements of the Stark Law. The Certificate provides that if the holder of the Company's stock or an immediate family member of the holder is a physician, then the stock will represent no investment or ownership interest in any entity to which such physician has made or is in a position to make referrals for designated health services. The Certificate also contains dividend and transfer policies which are designed to cure potential violations of the Stark Law which would occur should a physician with an investment or ownership interest in the Company make referrals to an entity and indirectly derive financial gain from such activities. The transfer policies have the additional function of subjecting future holders of the Company's stock to the same restrictions being imposed upon current holders.

 Other Regulation

  False Claims. The Company is also subject to federal and state laws prohibiting an individual or entity from knowingly and willfully presenting claims for payment (by Medicare, Medicaid and certain other third-party payors) that contain false or fraudulent information. These laws provide for both criminal and civil penalties. Furthermore, providers found to have submitted claims which they knew or should have known were false or fraudulent, or for items or services that were not provided, may be excluded from Medicare and Medicaid participation, required to repay previously collected amounts, and/or subject to substantial civil monetary penalties, resulting in the possibility of substantial financial penalties for small billing errors repeated over a large number of claims, as each individual error may be deemed to be a separate violation of the False Claims Act. Although false claim violations are generally subject to investigation and prosecution by the applicable governmental agency, violations of the federal False Claim Act can also be the subject of Qui Tam (or whistle blower) litigation. In Qui Tam situations, certain individuals with knowledge of False Claim Act violations can bring suit, on behalf of the federal government, for such violations. As a "reward" for bringing successful Qui Tam cases, Qui Tam plaintiffs are entitled to a significant percentage of any penalties ultimately recovered by the federal government as a result of the violations prosecuted in the Qui Tam action. The number of health care Qui Tam cases is growing, and these cases increasingly involve arguments that a violation of the Anti-Kickback and Stark Laws could constitute a false claim under the federal False Claims Act, and thus subject health care providers to Qui Tam actions for alleged Anti-Kickback and Stark Law violations.

  Although dialysis centers are generally reimbursed by Medicare based on prospective composite rates, the submission of Medicare cost reports and requests for payment by dialysis centers are covered by these laws. The Company believes that it has procedures to ensure the accurate completion of cost reports and requests for payment. However, there can be no assurance that cost reports or requests for payment filed by the Company will be materially accurate or will not be subject to challenge under these laws. Furthermore, there can be no assurance that cost reports or payment requests previously submitted by any of the entities that the Company has acquired will not be challenged under these laws. Any such challenges, including any related sanctions which might be assessed, could have a material adverse effect on the Company.

  State Anti-Kickback Provisions. Many states have enacted statutes prohibiting health care providers from providing kickbacks or other forms of remuneration to individuals, including physicians, who induce, or refer patients, to the provider. Many of these laws have proscriptions similar to the Anti-Kickback Law, but apply more broadly to all patients, and not just those entitled to reimbursement under Medicare, Medicaid or other federal health care programs. The Company has no reason to believe that any of its arrangements with physicians are not in material compliance with such state laws. However, given the recent enactment of such state laws, there is an absence of definitive interpretive guidance in many areas and there can be no assurance that one or more of the practices of the Company or any of its acquired entities might not be subject to challenge under such state laws. If one or more of such state laws is interpreted to apply to the Company and the Company is determined to be liable for violations of such state laws, the application of such state laws could have a material adverse effect on the Company.

  State Self-Referral Provisions. Numerous states have enacted statutes prohibiting physicians from holding financial interests in various types of medical centers or providers to which they refer patients. Many of these laws have proscriptions similar to the Stark law, but apply more broadly to all patients, and not just those entitled to reimbursement under the Medicare and Medicaid programs. The Company has no reason to believe that any of its arrangements with physicians are not in material compliance with such state laws. However, given the recent enactment of such state laws, there is an absence of definitive interpretive guidance in many areas and there can be no assurance that one or more of the practices of the Company or any of its acquired entities might not be subject to challenge under such state laws. If one or more of such state laws is interpreted to apply to the Company and the Company is determined to be liable for violations of such state laws, the application of such state laws could have a material adverse effect on the Company.

  State Laws Regarding Provision of Medicine and Insurance. Although the Company currently has a number of arrangements with insurance companies and HMOs, these relationships do not account for a significant portion of the Company's revenues. Notwithstanding these current arrangements, as the managed care environment evolves, or if there is a legislative change requiring Medicare ESRD beneficiaries to obtain their care through a managed care arrangement, such as an HMO, the Company may be forced to revise its current operations, structure and/or practices to adapt to such an environment. Such changes may include the development of quasi-managed care entities that could deliver both dialysis treatment and related physician services through an integrated system that would share in the financial risk of the integrated services it provides. However, because the laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine, the Company's ability to structure such arrangements may be severely restricted, if not prohibited. Further, because most states also have laws regulating insurance companies and HMOs as well as the ability to enter into certain types of risk spreading and risk sharing arrangements, the Company may also be restricted in its ability to develop quasi-managed care entities and/or enter into risk sharing types of arrangements with payors. As a result of these regulatory constraints, the Company may not be able to quickly respond or adapt to a rapidly changing marketplace. If the Company is not able to quickly respond to such changes, it may have a material adverse effect on the Company. Further, if the Company is able to respond to such changes by restructuring its operations and/or practices, the Company may be subject to new intense regulatory oversight which may also have a material adverse effect on the Company.

  Health Care Reform. Members of Congress from both parties and the executive branch are continuing to consider many health care proposals, some of which are comprehensive and far-reaching in nature. As noted above, the Medicare+Choice Program was developed as part of the amendments in the BBA. This program is designed to expand the options for Medicare beneficiaries and may have a significant impact on the manner in which health care is delivered in the future. Several states are also currently considering health care proposals. The Company is unable to predict what additional action, if any, the federal government or any state may ultimately take with respect to health care reform or when any such action will be taken. Health care reform may bring radical changes in the financing and regulation of the health care industry, which could have a material adverse effect on the Company.

  Other Regulations. The Company's operations are subject to various state hazardous waste disposal laws. Those laws, as currently in effect, do not classify most of the waste produced during the provision of dialysis services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. OSHA regulations require employers of workers who are occupationally subject to blood or other potentially infectious materials to provide those workers with certain prescribed protections against blood-borne pathogens. These regulatory requirements apply to all health care centers, including dialysis centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide hepatitis B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls. Employers are also required to comply with certain record-keeping requirements. The Company believes that it is in material compliance with the foregoing laws and regulations.

  Some states have established certificate of need ("CON") programs regulating the establishment or expansion of health care centers, including dialysis centers. In those states where CON laws apply to dialysis centers, the Company is required to go through a regulatory process that generally requires the identification and documentation of "need" for dialysis services, prior to being able to establish or expand its dialysis operations. The existence of CON laws and their application by regulatory agencies could have a material impact on the Company's ability to expand its dialysis operations in those states with CON requirements.

  There can be no assurance that in the future the Company's business arrangements, past or present, will not be the subject of an investigation or prosecution by a federal or state governmental authority. Such investigation could result in any, or any combination, of the penalties discussed above depending upon the agency involved and such investigation and prosecution. None of the Company's business arrangements with physicians, vendors, patients or others have been the subject of investigation by any governmental authority. The Company monitors legislative developments and would seek to restructure a business arrangement if the Company determined that one or more of its business relationships placed it in material noncompliance with applicable law. The Company believes that in the near future the health care service industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by the Company. Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare and Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived would have a material adverse effect on its operating and financial results.

ITEM 2. PROPERTIES

  The Company operates 63 dialysis centers, six of which are located in owned facilities and the remainder of which are located in leased facilities. Such facilities range from approximately 3,000 to 15,000 square feet. These leases generally have terms of 10 years and typically contain renewal options. The Company owns 13,800 square feet of office space in Oak Park, Illinois which is used for its corporate headquarters. In addition, the Company leases approximately 22,000 square feet of space in Bellwood, Illinois which houses the acute dialysis team, corporate training, purchasing, biomedical, billing and medical records. The Company also leases space for its regional offices in Tucson, Arizona; Panama City, Florida; Dearborn, Michigan; and Houston, Texas. The regional offices range in size from 230 square feet to approximately 3,500 square feet under leases with expiration dates through March 31, 2000.

  The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used.

ITEM 3. LEGAL PROCEEDINGS

  The Company is subject to claims and suits in the ordinary course of business, including those arising from patient treatment. The Company believes it will be covered by malpractice insurance with respect to these claims and does not believe that the ultimate resolution of pending proceedings will have a material adverse effect on the Company. However, claims against the Company, regardless of their merit or eventual outcome, could require management to devote time to matters unrelated to the operation of the Company's business, and may also have a material adverse effect on the Company's ability to attract patients or expand its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

--------------------------------------------------------------------------------
                                    PART II

--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established public trading market for the common stock of the Company.

  During fiscal 1998, the Company made the following sales of its unregistered common stock: (i) in January, 1998, the Company issued 52,399 shares to owners of Home Dialysis of Mt. Auburn, Inc. as consideration for the increase of its investment in such business, which were valued at approximately $377,000; (ii) in February, 1998, the Company issued 179,300 shares to owners of Dialysis Specialists of South Texas, LLC as partial consideration for the increase of its investment in such business, which were valued at approximately $1,300,000; and (iii) in April, 1998, the Company issued 153,021 shares to owners of North Buckner Dialysis Center as partial consideration for the acquisition of such business, which were valued at approximately $1,100,000. All such sales were effected in reliance on Section 4(2) of the Securities Act of 1933, as amended.

  On May 5, 1998, the Company sold (the "Initial Offering") its $100,000,000 9 3/4% Senior Subordinated Notes due 2008, Series A (the "Private Notes"). On October 2, 1998, the Company delivered in exchange (the "Exchange") for the Private Notes its $100,000,000 9 3/4% Senior Subordinated Notes due 2008, Series B (the "Notes"). The net proceeds to the Company from the Initial Offering were $95.2 million, after deducting the initial purchaser's discount and offering expenses. The Company used $48.4 million of the net proceeds to repay indebtedness under the Company's prior credit facility (the "Prior Credit Facility") that bore interest at a weighted average rate of 8.99% per annum as of June 30, 1998 and was to mature in May 2000. $7.2 million of the net proceeds were used to repay loans made to the Company by certain of its shareholders. $5.1 million of these loans bore interest at the prime rate plus 1% per annum and matured at various times throughout 1998. $2.1 million of these loans bore interest at the prime rate plus 1% per annum and matured on November 29, 2000. The Company used $19.2 million of net proceeds to acquire a management services agreement and $4.7 million to acquire land and buildings. Additionally, the Company used $3.0 million for working capital purposes. The remaining $12.7 million of net proceeds will be used to finance future acquisitions of dialysis facilities and Contract Services providers and for working capital and general corporate purposes. Pending such uses, the net proceeds have been and will be invested in cash and cash equivalents.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data for the Predessor represent the financial position and results of operations of West Suburban Kidney Center, S.C. In October 1995, the Predecessor and six affiliated companies were combined to create the Company. These financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

                               PREDECESSOR              THE COMPANY
                             ----------------  --------------------------------
                                  FISCAL YEAR ENDED SEPTEMBER 30,
                             ---------------------------------------------
                              1994     1995     1996      1997      1998
                             -------  -------  -------  --------  --------
                                      (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS
 DATA:
 Net revenues............... $44,313  $47,276  $83,171  $113,808  $147,475
 Patient care costs.........  29,363   31,340   54,885    72,058    93,868
 General and administrative
  expenses..................  10,845   12,691   17,463    24,710    32,062
 Provision for bad debts ...   1,409      754    2,523       714     2,727
 Depreciation and
  amortization..............   1,103    1,271    3,401     4,939     6,927
                             -------  -------  -------  --------  --------
 Income from operations.....   1,593    1,220    4,899    11,387    11,891
 Interest expense, net......    (380)    (368)    (276)   (2,149)   (5,932)
 Equity in earnings of
  affiliates................     --       --       --        --      1,784
 Minority interests in
  earnings..................     --       --      (810)   (1,601)     (516)
 Gain on curtailment of
  pension benefits..........     --       --     3,044       --        --
 Other income, net..........     --       --        39       279       --
                             -------  -------  -------  --------  --------
 Income before income
  taxes.....................   1,213      852    6,896     7,916     7,227
 Income taxes...............    (480)    (325)  (2,800)   (3,689)   (3,541)
                             -------  -------  -------  --------  --------
 Net income................. $   733  $   527  $ 4,096  $  4,227  $  3,686
                             =======  =======  =======  ========  ========
BALANCE SHEET DATA:
 Working capital............ $ 7,462  $ 6,911  $ 8,514  $ 20,412  $ 36,965
 Total assets...............  20,863   20,937   64,711   102,208   198,695
 Long-term liabilities......   5,231    5,146   23,366    51,632   111,333
 Stockholders' equity.......   6,286    7,434   28,873    32,999    58,256

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

OVERVIEW

  Everest is a leading provider of dialysis and other blood treatment services. Founded in 1968 and principally owned by nephrologists, the Company has a long-standing focus on developing strong relationships with physicians to provide high-quality patient care. The Company is the nation's sixth-largest provider of chronic dialysis outpatient services and serves approximately 5,600 patients through 63 facilities in 12 states. Everest also contracts with 102 hospitals in 11 states to provide a broad range of other extracorporeal blood treatment services, including inpatient acute dialysis, perfusion, apheresis and auto-transfusion (together, "Contract Services"). Pursuant to management contracts, Everest provides management services to (i) a physician practice group comprised of 26 nephrologists, primarily in the Chicago and northwest Indiana areas, and (ii) certain minority-owned or unaffiliated dialysis facilities. For fiscal 1998, the Company derived 84.4% of its net revenues from chronic dialysis services, 13.7% from Contract Services and 1.9% from management services.

SOURCES OF REVENUES

  The Company's net revenues from chronic dialysis services are derived from:
(i) in-center dialysis and home dialysis services including drugs and supplies; and (ii) management contracts with hospital-based and other outpatient dialysis programs. The majority of the Company's in-center and home dialysis services are paid for under the Medicare ESRD program in accordance with rates established by HCFA. Additional payments are provided by other third-party payors (particularly by employer group health plans during the first thirty months of treatment), generally at rates higher than those reimbursed by Medicare. Everest is currently seeking to expand the portion of its revenues attributable to non-government payors by entering into contracts with managed care companies and other private payors. Because dialysis is an ongoing, life-sustaining therapy used to treat a chronic condition, utilization of the Company's chronic dialysis services is generally predictable and not subject to seasonal or economic fluctuations. ESRD patients may receive up to 156 dialysis treatments per year; however, due to hospitalization and no shows the Company's average number of treatments per patient per year is 136. Unless the patient moves to another dialysis facility, receives a kidney transplant or dies, the revenues generated per patient per year can be estimated with reasonable accuracy. See "Business--Sources of Revenue Reimbursement."

  The Company's Contract Services revenues are derived from acute dialysis, perfusion, apheresis and auto-transfusion services provided to hospitalized patients pursuant to contracts with hospitals. Rates paid for such services are negotiated with individual hospitals. Because extracorporeal blood treatment services are required for patients undergoing major surgical procedures, utilization of the Company's Contract Services is not subject to seasonal or economic fluctuations.

  The Company's revenues also include fees paid under management services contracts. Management service fee revenue is recognized when earned. Management service fees are based on contracted rates. The contracted rates are estimates based upon the cost of services provided such as billing, accounting, technical support, cash management and facilities management.

ACQUISITIONS

  Acquisitions of dialysis and Contract Services providers have been recorded under purchase accounting with the purchase price being principally allocated to fixed assets, accounts receivable and inventory based on respective estimated fair market values at the date of acquisition. Any excess of the purchase price over the fair value of identifiable assets (including identifiable intangible assets) is allocated to goodwill, which is amortized over 25 years. The results of these acquisitions have been included in the results of operations from their respective acquisition dates. The Company regularly evaluates the potential acquisition of, and holds discussions with, various potential acquisition candidates; as a general rule, the Company does not intend to publicly announce such acquisitions until a definitive agreement has been reached.

  During fiscal 1998, the Company acquired additional equity in three entities in which it previously held a minority interest: (i) Hemo Dialysis of Amarillo, L.L.C., which owns one outpatient and home dialysis facility located in Amarillo, Texas (the Company's interest was increased from 30.0% to 100.0%);
(ii) Home Dialysis of Mount Auburn, Inc., which owns one home dialysis facility located in Cincinnati, Ohio (the Company's interest was increased from 50.0% to 80.5%); and (iii) Dialysis Specialists of South Texas, L.L.C., which owns three outpatient and home dialysis facilities in Corpus Christi, Texas (the Company's interest was increased from 33.3% to 100.0%). In addition, effective April 1, 1998, the Company acquired 100.0% of North Buckner Dialysis Center, Inc., which owns one outpatient dialysis facility in Dallas, Texas. These acquisitions represented approximately 550 patients in the aggregate. Effective March 1, 1998, the Company acquired 70% of Perfusion Resource Association, L.L.C., a Contract Services business with two hospitals under contract. In May 1998, the Company developed and opened one outpatient dialysis facility located in Bronx, New York.

  Pursuant to a Management Agreement with Montefiore Medical Center ("MMC"), New York Dialysis Management, Inc., a wholly-owned subsidiary of the Company ("NYDM"), has been managing four dialysis facilities located in the Bronx, New York (the "Facilities"). Under the original Management Agreement, NYDM had a right of first refusal to purchase the Facilities and the right to operate them (and in effect terminate the Management Agreement) in the event that MMC received and proposed to accept a bona fide offer for the purchase of one or all of the Facilities. After having been informed by MMC of the receipt of such an offer earlier this year, NYDM exercised its right of first refusal and, as a result, in July 1998, the parties entered into an Agreement to Amend and Not-to-Compete (the "Agreement to Amend") and Amendment No. 3 to the Management Agreement (the "Amendment"). Pursuant to the Agreement to Amend, NYDM paid an amount equal to $19,216,000 to MMC in consideration for MMC's covenant not-to-compete and other undertakings, including MMC's agreement to enter into the Agreement. Contemporaneously with the execution of the Agreement to Amend and the Amendment, MMC entered into a Medical Asset Purchase Agreement (the "Purchase Agreement") pursuant to which it agreed to sell the Facilities' medical assets to Everest Dialysis Services, Inc. ("EDS"), a corporation formed for this purpose under the laws of the State of New York, and which is owned by Craig Moore and Paul Balter. The parties have made the filings necessary to obtain the approval of the New York Public Health Council required for the consummation of the transactions contemplated under the Purchase Agreement and the subsequent operation of the Facilities by EDS. If the parties are unable to obtain such approval, at the option of NYDM, either NYDM and MMC will enter into a forty-year Administrative Services Agreement or MMC will be required to make certain payments to NYDM in exchange for the transfer by NYDM of the Facilities' non-medical assets to MMC.

REORGANIZATION

  In November 1997, in order to simplify its ownership structure and better position the Company for future growth, the shareholders of the Company entered into a series of related transactions. Prior to such transactions, the Founding Directors, who collectively owned approximately 70% of the equity in the Company, held their equity interest through a limited liability company. Following these transactions, the Founding Directors now directly hold approximately 55% of the equity in the Company, and collectively own all of the membership interests in Peak Liquidating, which in turn owns approximately 15% of the equity in the Company. See "Certain Relationships and Related Transactions" and "Security Ownership of Certain Beneficial Owners and Management."

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the Company's results of operations:

                              FISCAL YEAR ENDED
                                SEPTEMBER 30,
                          ---------------------------
                           1996      1997      1998
                          -------  --------  --------
                                   (IN THOUSANDS)
 Net revenues............ $83,171  $113,808  $147,475
 Patient care costs......  54,885    72,058    93,868
 General and
  administrative
  expenses...............  17,463    24,710    32,062
 Provision for bad
  debts..................   2,523       714     2,727
 Depreciation and
  amortization...........   3,401     4,939     6,927
                          -------  --------  --------
 Income from operations..   4,899    11,387    11,891
 Interest expense, net...    (276)   (2,149)   (5,932)
 Equity in earnings of
  affiliates.............     --        --      1,784
 Minority interests in
  earnings...............    (810)   (1,601)    (516)
 Gain on curtailment of
  pension benefits.......   3,044       --        --
 Other income, net.......      39       279       --
                          -------  --------  --------
 Income before income
  taxes..................   6,896     7,916     7,227
 Income taxes............  (2,800)   (3,689)   (3,541)
                          -------  --------  --------
 Net income.............. $ 4,096  $  4,227  $  3,686
                          =======  ========  ========

  The following table sets forth for the periods indicated certain statement of operations items expressed as a percentage of net revenues for such periods:

                                                            FISCAL YEAR ENDED
                                                              SEPTEMBER 30,
                                                            -------------------
                                                            1996   1997   1998
                                                            -----  -----  -----
Net revenues............................................... 100.0% 100.0% 100.0%
Patient care costs.........................................  66.0   63.3   63.6
General and administrative expenses........................  21.0   21.7   21.7
Provision for bad debts....................................   3.0    0.7    1.8
Depreciation and amortization..............................   4.1    4.3    4.9
                                                            -----  -----  -----
Income from operations.....................................   5.9   10.0    8.0
Interest expense, net......................................  (0.3)  (1.9)  (4.0)
Equity in earnings of affiliates...........................   --     --     1.2
Minority interests in earnings.............................  (1.0)  (1.4)  (0.3)
Gain on curtailment of pension benefits....................   3.7    --     --
Other income, net..........................................   --     0.2    --
                                                            -----  -----  -----
Income before income taxes.................................   8.3    6.9    4.9
Income taxes...............................................  (3.4)  (3.2)  (2.4)
                                                            -----  -----  -----
Net income.................................................   4.9%   3.7%   2.5%
                                                            =====  =====  =====

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997

  Net Revenues. Net revenues increased $33.7 million or 29.6% to $147.5 million for fiscal 1998 from $113.8 million for fiscal 1997. Approximately $18.4 million of the increase was attributable to an increase in the number of treatments at existing dialysis facilities, a shift in revenues by payor and an increase in the average net revenue per treatment to approximately $232 for fiscal 1998 from $219 for fiscal 1997. The shift in revenues by payor and the increase in the net revenue per treatment were associated with the commercial price increase that went into effect in July 1997. This was offset by an increase in the contractual allowance of approximately $3.0 million. The contractual allowance represents the Company's estimate of potential adjustments to invoiced amounts. Of the remaining $18.3 million of the increase, approximately $4.8 million resulted from the acquisition of Contract Services businesses in fiscal 1997 and $13.5 million was attributable to the opening of de novo facilities in fiscal 1997 and 1998 and the acquisition of six facilities in fiscal 1998.

  Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct and indirect labor, drugs and other medical supplies and operational costs of the facilities. Patient care costs increased $21.8 million or 30.2% to $93.9 million for fiscal 1998 from $72.1 million for fiscal 1997. Approximately $7.9 million of the increase was attributable to the increase in the number of treatments at the existing dialysis facilities. Of the remaining increase, $8.8 million is from the opening of de novo facilities in fiscal 1997 and 1998 and the acquisition of six facilities in fiscal 1998, and approximately $4.5 million was attributable to the acquisition of Contract Services businesses in fiscal 1997.

  General and Administrative Expenses. General and administrative expenses increased $7.4 million or 29.9% to $32.1 million for fiscal 1998 from $24.7 million for fiscal 1997. The increase was attributable to the growth of the corporate infrastructure, including the expansion of information systems, increased professional fees and increased administrative labor costs.

  Provision for Bad Debts. Provision for bad debts increased $2.0 million or 285.7% to $2.7 million for fiscal 1998 from $700,000 for fiscal 1997. The increase was due to provisions established for specific receivables as a result of price increases which may not be collectible from uninsured patients. The price increases were applicable to commercial insurance carriers and went into effect beginning July 1997.

  Depreciation and Amortization. Depreciation and amortization increased approximately $2.0 million or 40.8% to $6.9 million for fiscal 1998 from $4.9 million for fiscal 1997. The increase was due to increased amortization of goodwill as a result of business acquisitions (including the purchase of minority interests) and to increased depreciation expense as a result of fixed asset purchases.

  Income from Operations. Income from operations increased $500,000 or 4.4% to $11.9 million for fiscal 1998 from $11.4 million for fiscal 1997. Income from operations as a percentage of net revenues decreased to 8.1% for fiscal 1998 as compared to 10.0% for fiscal 1997 due to the factors discussed above.

  Interest Expense, Net. Interest expense, net increased $3.8 million or 181% to $5.9 million for fiscal 1998 from $2.1 million for fiscal 1997. The increase was primarily attributable to an increase in the average debt outstanding of approximately $48.6 million to $74.1 million in fiscal 1998 as compared to $25.5 million in fiscal 1997. The increase is due to the issuance of senior subordinated notes May 5, 1998.

  Equity in Earnings of Affiliates. Equity in earnings of affiliates represents the Company's portion of earnings in unconsolidated joint ventures. The Company recognized equity in earnings of affiliates of approximately $1.8 million in fiscal 1998. In fiscal 1997, the joint venture entities were start up in nature and as such, the Company did not recognize any earnings. Whereas, in fiscal 1998, the operations matured and started to produce income.

  Minority Interests in Earnings. In November 1997, the Company acquired the minority interests in Everest, and therefore, there is no minority interest expense relating to minority interests in Everest subsequent to the acquisition. Accordingly, minority interest expense decreased $1.1 million or 68.8% to $500,000 for fiscal 1998 from $1.6 million in fiscal 1997.

  Income Taxes. Income taxes remained constant at approximately $3.6 million for fiscal 1998 and fiscal 1997. This was mainly due to an increase in the effective tax rate to approximately 49% for fiscal 1998 as compared to 46.6% for fiscal 1997 due to an increase in non-deductible goodwill amortization expense associated with acquisitions.

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996

  Net Revenues. Net revenues increased $30.6 million or 36.8% to $113.8 million for fiscal 1997 from $83.2 million for fiscal 1996. The increase in net revenues was attributable to (i) the acquisition of the Contract

Services businesses in November 1996 which added net revenues of approximately $12.4 million, (ii) three acquisitions of dialysis companies in the fourth quarter of fiscal 1996 which incrementally added net revenues of approximately $8.0 million in fiscal 1997, (iii) the opening of three de novo facilities in the fourth quarter of fiscal 1996 which incrementally added net revenues of approximately $3.4 million in fiscal 1997, and (iv) an increase in treatments and the average revenue per treatment at existing facilities, which together added approximately $6.8 million in net revenues in fiscal 1997. The average revenue per treatment increased from $202 in fiscal 1996 to $219 in fiscal 1997.

  Patient Care Costs. Patient care costs increased $17.2 million or 31.3% to $72.1 million for fiscal 1997 from $54.9 million for fiscal 1996. Approximately $14.9 million of this increase was attributable to acquisitions of dialysis and Contract Services businesses and the opening of de novo facilities. The remaining $2.3 million resulted primarily from an increase in the number of treatments at existing facilities.

  General and Administrative Expenses. General and administrative expenses increased $7.2 million or 41.5% to $24.7 million for fiscal 1997 from $17.5 million for fiscal 1996. Approximately $4.9 million of this increase was attributable to acquisitions of dialysis and Contract Services businesses and to the opening of de novo facilities. The remaining $2.3 million of this increase was attributable primarily to growth of the corporate infrastructure, including increased corporate staff and expanded information systems, to support a larger organization.

  Provision for Bad Debts. Provision for bad debts decreased $1.8 million or 72.0% to $700,000 for fiscal 1997 from $2.5 million for fiscal 1996. This decrease resulted primarily from the reversal of a provision of $1.0 million established in 1996 for specific state agency receivables which were subsequently collected, offset by an increase in provision for bad debts as a result of higher net revenues.

  Depreciation and Amortization. Depreciation and amortization increased $1.5 million or 45.2% to $4.9 million for fiscal 1997 from $3.4 million for fiscal 1996. The increase was due to increased goodwill amortization expense as a result of acquisitions and an increase in depreciation expense related to fixed asset purchases.

  Income from Operations. Income from operations increased $6.5 million or 132.4% to $11.4 million for fiscal 1997 from $4.9 million for fiscal 1996. Income from operations as a percentage of net revenues increased to 10.3% for fiscal 1997 from 6.2% for fiscal 1996.

  Interest Expense, Net. Interest expense, net increased $1.9 million or 678.7% to $2.1 million for fiscal 1997 from $276,000 for fiscal 1996. The increase was primarily attributable to additional borrowings under the Prior Credit Facility related to acquisitions and working capital.

  Minority Interests in Earnings. Minority interests in earnings increased $790,000 or 97.6% to $1.6 million for fiscal 1997 from $810,000 for fiscal 1996, as a result of increased profitability.

  Gain on Curtailment of Pension Benefits. In fiscal 1996, the Company ceased funding its defined-benefit pension plan and no additional years of benefit service were accrued by plan participants. The Company recognized a curtailment gain of approximately $3.0 million.

  Income Taxes. Income taxes increased $889,000 or 31.8% to $3.7 million in fiscal 1997 from $2.8 million in fiscal 1996. This increase was due to in part to higher pretax income of $7.9 million in fiscal 1997 as compared to $6.9 million in fiscal 1996 as a result of the factors discussed above. In addition, the effective tax rate was 46.6% in fiscal 1997 as compared to 40.6% in fiscal 1996 primarily due to an increase in non-deductible goodwill amortization expense associated with acquisitions.

YEAR 2000 COMPLIANCE BY THE COMPANY AND OTHERS

  Year 2000 compliance concerns the ability of certain computerized information systems to properly recognize date-sensitive information, such as invoices for the Company's services, as the year 2000 approaches. Systems that do not recognize such information could generate erroneous data or cause systems to fail; this problem may occur as early as calendar year 1999. The Company is at risk both for its own Year 2000 compliance and for the Year 2000 compliance of those with whom it does business, particularly third party payors.

  The Company has established a Year 2000 Task Force to study and address Year 2000 issues. The Task Force consists of Karen Gramigna-Warren, Director of Technology and Chief Information Officer, and representatives from all major areas of the Company. The task force meets weekly. The Company has hired four consultants that devote full time attention to Year 2000 issues. The Year 2000 Group of PricewaterhouseCoopers Consultants has also been retained as an advisor for Year 2000 issues.

  The Task Force has formulated and begun to implement a plan with six stages, as follows: (i) awareness, (ii) inventory, (iii) impact analysis, (iv) remediation, (v) testing and (vi) implementation. Phases (i) through (iv) are currently in progress; the Company's goal is to complete all phases and be Year 2000 compliant by June 30, 1999.

  The Company has five major information technology systems, the present compliance of which is described below:

    1. Client tracking system. This system is Year 2000 compliant.

    2. Accounting package. The existing accounting package is not Year 2000 compliant. A Year 2000 upgrade will be available in the first quarter of 1999 and will be installed at that time.

    3. Interim accounting package for Contract Services. This package is Year 2000 compliant.

    4. Physician billing. The Company installed a new billing system which is Year 2000 compliant.

    5. Facilities billing. This system is not yet Year 2000 compliant. It has been analyzed, and arrangements are being made with the vendor to upgrade the system.

  These systems would have been upgraded or replaced to support Company growth irrespective of the Year 2000 issue. The process of upgrading or replacing these systems was not accelerated by Year 2000 considerations.

  The Company has started a full review of the Year 2000 compliance of its non-information technology systems (i.e., embedded technology such as micro-controllers).

  Management believes that the most significant risk to the Company of Year 2000 issues is the effect such issues may have on third-party payors, such as Medicare. News reports have indicated that various agencies of the federal government may have difficulty becoming fully Year 2000 compliant before the year 2000. The Company has not yet undertaken to quantify the effects of such noncompliance or to determine whether such a quantification is even possible. A consideration of worst case scenarios and contingency plans to deal with those scenarios have not yet been undertaken by the Task Force.

  There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital primarily for the acquisition and development of dialysis centers and Contract Services businesses, the purchase of property and equipment for existing centers and to finance working capital requirements. At September 30, 1998, the Company's working capital was $36.9 million as compared to $20.4 million at September 30, 1997.

  The Company's net cash provided by operating activities was $7.3 million for fiscal 1998 as compared to net cash provided by operating activities of $2.7 million for fiscal 1997. Cash provided by operating activities consists of net income increased by non-cash expenses such as depreciation, amortization and the provision for bad debts and adjusted by the changes in components of working capital, primarily receivables and payables. For fiscal 1998, accounts receivable increased approximately $13.5 million due to the price increases implemented by the Company as well as an increase in the number of treatments. Accounts payable and other accrued liabilities increased due to the fact that the Company extended payment terms for several vendors from 30 to 60 days and due to the accrued interest related to the senior subordinated notes. The Company's net cash used in investing activities was $52.9 million for fiscal 1998 and $17.6 million for fiscal 1997. The Company's principal uses of cash consist of investing activities related to acquisitions, purchases of new equipment and leasehold improvements for existing dialysis centers, the development of de novo dialysis centers and net advances due from affiliated entities. During fiscal 1998, the Company (i) acquired additional equity in three dialysis entities for approximately $10.9 million, (ii) acquired majority ownership in a Contract Services business for approximately $1.4 million, (iii) acquired 100% ownership in one dialysis facility for approximately $5.1 million and (iv) acquired a management services agreement for approximately $19.5 million. Net cash provided by financing activities was $55.8 million for fiscal 1998 and $17.4 million for fiscal 1997. The primary sources and uses of cash from financing activities during fiscal 1998 were the proceeds from the Initial Offering as well as net borrowings or repayments under the Credit Facility.

  The Company does not have any current material commitments for capital expenditures.

  On May 18, 1998, the Company refinanced the Prior Credit Facility with the same commercial bank that provided the Prior Credit Facility. The new credit facility (the "New Credit Facility") consists of two separate facilities: (i) a $35.0 million revolving credit facility maturing on May 15, 2001, which may be extended for two one-year periods at the issuing bank's discretion (the "Working Capital Facility"); and (ii) a $70.0 million acquisition financing facility maturing on May 15, 1999 (the "Acquisition Facility"), which includes the right to convert all or a portion of the borrowings outstanding thereunder to one or more five-year term loans (the "Term Loans"). The total amount drawn under the New Credit Facility may not exceed $100.0 million. The New Credit Facility contains operating and financial covenants, including, without limitation, requirements to maintain leverage and debt service coverage ratios and minimum tangible net worth. In addition, the New Credit Facility includes customary covenants relating to the delivery of financial statements, reports, notices and other information, access to information and properties, maintenance of insurance, payment of taxes, maintenance of assets, nature of business, corporate existence and rights, compliance with applicable laws, including environmental laws, transactions with affiliates, use of proceeds, limitation on indebtedness, limitations on liens, limitations on certain mergers and sales of assets, limitations on indebtedness, limitations on stock repurchases, and limitations on debt payments and other distributions including prepayment or redemption of the Notes. The New Credit Facility contains certain events of default after expiration of applicable grace periods, including defaults relating to: (i) nonpayment of principal, interest, fees or other accounts; (ii) violation of covenants; (iii) material inaccuracy of representations and warranties; (iv) bankruptcy; (v) material judgments; (vi) certain ERISA liabilities; and (vii) actual or asserted invalidity of any loan documents.

  In November 1996, the Company issued notes in the aggregate principal amount of $7.0 million as part of the purchase price for its acquisition of The Extracorporeal Alliance. The notes bear interest at a variable rate equal to the five-year Treasury note rate plus three percent and mature on October 31, 2002.

  A significant component of the Company's growth strategy is the acquisition and development of dialysis centers and the acquisition of Contract Services businesses. The Company believes that the remaining net proceeds from the Initial Offering, existing cash and funds from operations, together with funds available under the New Credit Facility, will be sufficient to meet the Company's acquisition, development, expansion, capital expenditure and working capital needs for at least the next twelve months. In order to finance certain strategic acquisition opportunities, the Company may from time to time incur additional short and long-term bank indebtedness and may issue equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that the Company will be successful in implementing its growth strategy or that adequate sources of capital will be available in the future as needed on terms acceptable to the Company.

IMPACT OF INFLATION

  A substantial portion of the Company's net revenues is subject to reimbursement rates that are regulated by the federal government and do not automatically adjust for inflation. The Company is unable to increase the amount it receives for the services provided by its dialysis businesses that are reimbursed under the Medicare composite rate. Increased operating costs due to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates, may adversely affect the Company's earnings in the future. However, part of the Company's growth strategy is to acquire additional Contract Services businesses which are not directly dependent on reimbursement from government agencies. In addition, the Company believes that the effect of inflation is further mitigated by a recent change in current governmental health care laws that extends the coordination of benefits period for ESRD patients who are covered by an employer group health plan from 18 to 21 months to 30 to 33 months before Medicare becomes the primary payor.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. The Company does not believe that its market risk financial instruments on September 30, 1998 would have a material effect on future operations or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and schedule of the Company are annexed to this Report. An index to such materials appears on page F-1.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

--------------------------------------------------------------------------------
                                    PART III

--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are as follows:

NAME                      AGE                             POSITION
----                      ---                             --------
Craig W. Moore..........   54 Chairman of the Board of Directors, Chief Executive Officer
Arthur M. Morris, M.D...   59 President and Director
Martin Fox..............   44 Senior Vice President of Strategic Development and Director
Michael J. Carbon,
 M.D....................   58 Senior Vice President and Director
Nicki M. Norris.........   46 Executive Vice President and General Manager
James E. Becks..........   48 Chief Executive Officer (Contract Services division)
John B. Bourke..........   50 Chief Financial Officer
Paul Balter, M.D........   59 Secretary, Treasurer and Director
Thomas Creel............   51 Vice President of Business Development-Northern U.S. and Director
Alan Berry..............   54 Director
George Dunea, M.D.......   65 Director
Ashutosh Gupta, M.D.....   51 Director
Douglas Mufuka, M.D.....   58 Director

  Mr. Moore is Chairman of the Board of Directors and Chief Executive Officer of the Company. He has served in those capacities since 1995. Mr. Moore joined Everest in 1986 as an Executive Vice President. He holds a Bachelor of Arts in Business and Finance from Adrian College and completed the Institute for Management at Northwestern University in 1976. He has worked for U.S. Steel Corporation, American Hospital Supply Corporation and Baxter Healthcare Corporation in a variety of management assignments including Division President of American Micro-Surgery Specialties. He served four years in the U.S. Navy as a line officer. Mr. Moore is a member of the Board of Directors of Biologic Systems Corporation.

  Dr. Morris is the President and a director of the Company. Dr. Morris joined Everest in 1971. He received his medical degree from the State University of New York at Buffalo in 1965 and completed a Fellowship in Renal Disease at Rush-Presbyterian-St. Luke's Hospital in Chicago in 1971. Dr. Morris was board certified in Internal Medicine in 1971 and in Nephrology in 1972. He has been on the Board of Directors of the National Kidney Foundation of Illinois since 1973. From 1979 to 1981, he served as Chairman of the ESRD Network 15. In 1984 Dr. Morris was appointed by Governor Thompson to serve on the State of Illinois Renal Disease Advisory Council, on which he continues to serve. Dr. Morris is a Fellow in the American College of Physicians, has been a member of the board of trustees at West Suburban Hospital Medical Center since 1990 and a member of Loyola University Health System Board of Directors since 1996. He has been in private practice since 1971.

  Mr. Fox is the Senior Vice President of Strategic Development and a director of the Company. Mr. Fox joined Everest in 1996. He is a graduate of Northern Arizona University where he earned a Bachelor of Science in Accounting and is a Certified Public Accountant. Mr. Fox has over ten years of management experience in the dialysis industry. He began his career in the dialysis industry as the Chief Financial Officer of Southwest Kidney Institute and later, beginning in 1992, was named Chief Executive Officer of HDA. Mr. Fox is a former treasurer of the National Renal Administrators Association.

  Dr. Carbon is the Senior Vice President and a director of the Company. Dr. Carbon joined Everest in 1979. Dr. Carbon received his M.D. from the University of Illinois in 1965. He completed his fellowship in both Internal Medicine in 1970 and Nephrology in 1971 from the University of Miami, Miami, Florida.
Dr. Carbon served in the U.S. Army Medical Corps from 1966 to 1968. Dr. Carbon has been in private practice since 1971 specializing in nephrology and hypertensive disease. Dr. Carbon has been a board member of Central DuPage Hospital since 1994 and formerly served as president of the hospital's medical staff. He is chief operating officer of NANI-IL and NANI-IN and medical director of the Company's Contract Services business.

  Ms. Norris is the Executive Vice President and General Manager of the Company with responsibility for operations of the chronic dialysis centers. Ms. Norris joined Everest in that capacity in 1996. She is a graduate of the University of Illinois at Urbana--Champaign where she earned a Bachelor of Science in Finance and a Masters in Business Administration. She received a Professional Accounting Certificate from Northwestern University and is a Certified Public Accountant. Ms. Norris has more than twenty years of business experience, having worked for Baxter Healthcare Services Corporation ("Baxter"), a subsidiary of Baxter International Inc., and Stone Container Corporation in managerial positions in the areas of finance, operations, marketing, strategic planning and human resources. Most recently, Ms. Norris was Vice President of Business Process Innovation (strategic planning) at Baxter from 1994 to 1996.

  Mr. Becks is Chief Executive Officer of the Company's Contract Services division and has served in that capacity since 1996. Mr. Becks joined Everest in 1989. Mr. Becks is a registered nurse and a graduate of Northwestern University where he earned a Bachelor of Science Degree. Mr. Becks served in the U.S. Navy following which he worked for American V. Mueller, a division of American Hospital Supply Corp., in a variety of sales, marketing, and management assignments including Vice President of Business Development. Mr. Becks was previously (from 1989 to 1996) a General Manager of the Company's Continental Healthcare affiliate.

  Mr. Bourke is the Chief Financial Officer of the Company. Mr. Bourke joined Everest in that capacity in 1996. He is a graduate of Denver University where he earned his Bachelor of Science, Bachelor of Arts, majoring in Accounting. Mr. Bourke received his Masters of Management from Northwestern University and is also a Certified Public Accountant. Mr. Bourke's experience includes ten years at Arthur Andersen & Company as Senior Audit Manager and, most recently, fourteen years at George J. Ball, Inc. There he held various accounting, operational and general management positions, the last of which from 1983 to 1996 was Senior Vice President and Chief Financial Officer for Ball Seed Company.

  Dr. Balter is the Secretary/Treasurer and a director of the Company. He also serves as chairman of the Company's Corporate Quality Improvement Committee. Dr. Balter joined Everest in 1971. Dr. Balter received his M.D. from Yale University in 1965 and completed his renal fellowship there in 1969. He served as a nephrologist in the U.S. Army from 1969 to 1971, and served in the only hemodialysis unit in Vietnam from 1970 to 1971. Dr. Balter was board certified in Internal Medicine in 1972 and in Nephrology in 1974. Dr. Balter specializes in systems applications of quality assurance. He has been in private practice since 1971.

  Mr. Creel has been a member of the board of directors of Everest since 1997. Mr. Creel received his Bachelor of Arts degree from the University of South Florida. Following two years in the U.S. Army, Mr. Creel began his sales career in health care with Parke-Davis Pharmaceutical Co. He later joined Baxter Laboratories Renal Division where he became Vice President of Sales and Service--U.S. He was one of the founders of Home Dialysis of America, Inc., where he served since 1992 as Managing Director of Business Development and Operations. Since June of 1996, Mr. Creel has been the Vice President of Business Development--North for Everest.

  Mr. Berry has been a member of the board of directors of Everest since 1996. Mr. Berry received his Bachelor of Science degree in 1966 from the University of Wisconsin and a Juris Doctor degree in 1969 from Boston University. Mr. Berry is a Partner in the law firm of Katten Muchin & Zavis in Chicago, Illinois, which he joined in 1974. He currently serves on the Board of Directors of the National Kidney Foundation of Illinois. Mr. Berry also serves on the board of directors of each of Abrix Group, Health Care Management Consultants and MedOpSys.

  Dr. Dunea has been a member of the board of directors of Everest since 1990. He received his medical degree from University of Sydney Medical School in 1957 and completed nephrology fellowships at the Cleveland Clinic in 1965 and at Presbyterian St. Luke's and University of Illinois Hospitals in 1966. Dr. Dunea was board certified in Internal Medicine in 1973 and in Nephrology in 1974. Since 1969 he has served as the Chairman of the Department of Nephrology-Hypertension at the Cook County Hospital, a Professor of Clinical Medicine at the Chicago campus of the University of Illinois College of Medicine and the Scientific Director of the Hektoen Institute. In addition to an extensive background of scientific publications including articles, book chapters and books, Dr. Dunea serves as the editor of Kidney and the coordinating editor of International Journal of Artificial Organs. Dr. Dunea is a Fellow in the Royal College of Physicians (London and Edinburgh) and the Royal Society of Medicine (London).

  Dr. Gupta has been a member of the Board of Directors of the Company since 1987. Dr. Gupta received his medical degree at the University of Delhi in Delhi, India in 1970, and completed his nephrology fellowship at the University of Chicago in 1978. Dr. Gupta was board certified in Internal Medicine in 1981 and in Nephrology in 1988. His professional memberships include the American Society of Nephrology, the International Society of Nephrology and the American Medical Association. He has been in private practice in Internal Medicine and Nephrology since 1978. Dr. Gupta is a fellow of the American College of Physicians and serves as an associate editor of Kidney.

  Dr. Mufuka has been a member of the board of directors of Everest since 1987. He received his medical degree from the State University of New York in Syracuse, New York in 1973 and completed his Nephrology Fellowship at Northwestern University Medical Center in 1978. Dr. Mufuka is board certified in Internal Medicine. His professional memberships include the American Society of Nephrology, International Society of Nephrology, the American Medical Association and the American College of Physicians. In addition, Dr. Mufuka is a current director of WSKC Dialysis Services, Inc. He has been in private practice since 1978.

  There is no family relationship among any of the officers and directors.

  Messrs. Creel and Fox are each entitled to a seat on the Board of Directors pursuant to a Shareholders Agreement. See "Certain Relationships and Related Transactions--Shareholders Agreements."

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth information with respect to the cash compensation paid by the Company for services rendered during the fiscal years ended September 30, 1998 and 1997 to the chief executive officer and the four other most highly compensated executive officers (the "Named Executive Officers") of the Company:

    SUMMARY COMPENSATION TABLE FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                                           ANNUAL       LONG TERM
                                                        COMPENSATION   COMPENSATION
                                                      ---------------- ------------
                                                                        SECURITIES
                                                                        UNDERLYING   ALL OTHER
          NAME AND PRINCIPAL POSITION            YEAR  SALARY   BONUS  OPTIONS (#)  COMPENSATION
          ---------------------------            ---- -------- ------- -----------  ------------
Craig W. Moore,
 Chairman and Chief Executive Officer..........  1998 $416,000 $   --        --      $19,540(1)
                                                 1997  416,000  34,894    50,584      20,283(1)
Nicki M. Norris,
 Executive Vice President and General Manager..  1998  177,400  75,600       --       18,221(2)
                                                 1997  168,000  75,600    23,500      17,622(2)
John B. Bourke,
 Chief Financial Officer.......................  1998  170,000  72,908       --       19,474(3)
                                                 1997  152,000  72,908    23,500      20,283(3)
Martin Fox,
 Executive Vice President and General Manager..  1998  205,000  19,479       --       21,242(4)
                                                 1997  205,000  19,479       --       20,217(4)
Thomas Creel,
 Vice President of Business Development--
 Northern U.S..................................  1998  205,000  19,479       --       17,583(5)
                                                 1997  205,000  19,479       --       17,147(5)

--------
(1) Includes profit sharing plan contributions of $15,533 and 401(k) plan matching contributions of $4,007 and $4,750 in fiscal 1998 and 1997, respectively.
(2) Includes profit sharing plan contributions of $15,533 and 401(k) plan matching contributions of $2,688 and $2,089 in fiscal 1998 and 1997, respectively.
(3) Includes profit sharing plan contributions of $15,533 and 401(k) plan matching contributions of $3,941 and $4,750 in fiscal 1998 and 1997, respectively.
(4) Includes profit sharing plan contributions of $15,533 and 401(k) plan matching contributions of $5,709 and $4,684 in fiscal 1998 and 1997, respectively.
(5) Includes profit sharing plan contributions of $15,533 and 401(k) plan matching contributions of $2,050 and $1,614 in fiscal 1998 and 1997, respectively.

  Certain executive officers of the Company, including Drs. Morris, Carbon and Balter, are compensated by NANI. The Company pays fees to NANI for medical director and other services provided by these physicians and other NANI employees. See "Certain Relationships and Related Transactions--NANI-IL and NANI-IN."

DIRECTOR COMPENSATION

  The Company has quarterly directors' meetings and pays each of its 10 directors $8,000 per year. Certain directors also provide consulting services to the Company through NANI. See "Certain Relationships and Related Transactions--NANI-IL and NANI-IN."

EMPLOYMENT AGREEMENTS

  The Company and Mr. Moore entered into an employment agreement effective January 1, 1997 and continuing on a year-to-year basis thereafter, subject to termination by either party on 48 hours' notice. The agreement provides for an annual salary of $440,000 in addition to health insurance, disability insurance and other standard benefits. If the agreement is terminated by the Company for any reason or by Mr. Moore for any reason upon at least 45 days' prior notice, Mr. Moore will be entitled to severance pay in the amount of $598,833, as well as life, health and disability insurance and other benefits for nine months after the termination date. The agreement contains restrictive covenants that prohibit Mr. Moore from competing with the Company for a period of two years following his termination of employment.

  In connection with the acquisition of Home Dialysis of America, Inc. ("HDA"), the Company entered into employment agreements with Messrs. Fox and Creel. Each of these agreements was effective June 20, 1996 and provides for an initial term of three years, subject to (i) an automatic two-year extension if certain revenue goals are achieved, and (ii) two-year extensions from time to time at the option of the Company. Messrs. Fox and Creel are each entitled to receive an annual salary of $205,000 for the first five years. The agreements provide for a 10% salary increase if the agreement is extended on the fifth anniversary of its effective date and a 6% salary increase if the agreement is extended on the seventh or any later anniversary of the effective date. The agreements also provide that Messrs. Fox and Creel are entitled to participate in Everest's general bonus plan as well as a special incentive plan pursuant to which the former shareholders of HDA (including Messrs. Fox and Creel) in the aggregate may be entitled to receive up to 2% of Everest's common stock. The agreements provide for insurance and other benefits commensurate with those generally provided to officers of the Company. If either of these agreements is terminated: (i) by the Company without cause (as defined); (ii) due to the employee's permanent disability; or (iii) by the employee for good reason (as defined), the employee will be entitled to receive as severance (A) his base salary for the greater of one year or the then remaining employment period and
(B) if the employment agreement is terminated after the sixth month of any fiscal year, his prorated bonus for such partial fiscal year; provided, however, that if the agreement is terminated prior to June 20, 1999 by the Company without cause or by the employee for good reason, the employee will be entitled to receive his base salary through June 19, 2001 as well as the amount, if any, payable pursuant to clause (A) above. If an agreement expires on the fifth anniversary of the effective date and the Company has not offered the employee an extension, the employee will be entitled to his base salary for one year following the expiration date, in addition to any bonus payable in accordance with the preceding sentence. The agreements contain restrictive covenants that prohibit Messrs. Fox and Creel from competing with the Company for at least two years following termination of employment.

  The Company and Mr. Bourke entered into an Employment and Non-Competition Agreement dated August 10, 1998, but relating back to an effective date of February 1, 1996. The contract covers a five-year period from the effective date, subject to prior termination upon the employee's resignation, dismissal or death (or, at the option of the Company, upon the employee's permanent disability). The agreement calls for compensation at a base rate of $13,500 per month, in addition to bonus compensation, insurance and other standard benefits. The employee is also entitled to a .5% share in the value of Peak in excess of $120,000,000 upon the final liquidation of Peak Liquidating. See "Certain Relationships and Related Transactions--Peak."

Upon termination of his employment, the employee is entitled to a severance payment of 130% of his base salary for one year from the date of termination plus certain other benefits. The agreement contains restrictive covenants that prohibit the employee from competing with the Company for a period of two years following the termination of employment.

  The Company and Ms. Norris entered into an Employment and Non-Competition Agreement dated August 10, 1998, but relating back to an effective date of April 17, 1996. The contract covers a five-year period from the effective date, subject to prior termination upon the employee's resignation, dismissal or death (or, at the option of the Company, upon the employee's permanent disability). The agreement calls for compensation at a base rate of $14,000 per month, in addition to bonus compensation, insurance and other standard benefits. The employee is also entitled to a .5% share in the value of Peak in excess of $120,000,000 upon the final liquidation of Peak Liquidating. See "Certain Relationships and Related Transactions--Peak." Upon termination of her employment, the employee is entitled to a severance payment of 130% of her base salary for one year from the date of termination plus certain other benefits. The agreement contains restrictive covenants that prohibit the employee from competing with the Company for a period of two years following the termination of employment.

  The Company and Mr. Becks entered into an Employment and Non-Competition Agreement dated August 10, 1998, but relating back to an effective date of November 1, 1996. The contract covers a five-year period from the effective date, subject to prior termination upon the employee's resignation, dismissal or death (or, at the option of the Company, upon the employee's permanent disability). The agreement calls for compensation at a base rate of $10,542 per month, in addition to bonus compensation, insurance and other standard benefits. Upon termination of his employment, the employee is entitled to a severance payment of 130% of his base salary for one year from the date of termination plus certain other benefits. The agreement contains restrictive covenants that prohibit the employee from competing with the Company for a period of two years following the termination of employment.

STOCK OPTION PLANS

  Pursuant to the Company's 1998 Stock Award Plan (the "Plan"), the Company has granted to certain employees and medical directors options to purchase shares of the Company's common stock. As of September 30, 1998, options to purchase a total of 1,198,400 shares of common stock had been granted and are outstanding under the Plan at an exercise price of $9.10 per share, and options to purchase a total of 140,000 shares of common stock had been granted under the Plan at an exercise price of $13.05 per share. Such options vest in four equal increments on each of the first four anniversaries of their respective grant dates. Such options expire after a ten-year period, or earlier if an employee is terminated for cause or voluntarily terminates employment other than through retirement. The options will become fully exercisable upon termination of employment by reason of death, disability or retirement or upon a change of control of the Company. In the case of an employee whose employment is terminated for a reason other than cause, the Company may in its sole discretion purchase the option for an amount equal to the aggregate per share fair market value minus the aggregate per share exercise price.

OPTION GRANTS IN LAST FISCAL YEAR

  There was no grant of stock options by the Company to the Named Executive Officers during the fiscal year ended September 30, 1998. In connection with the reorganization of the Company, certain options granted in a prior period were reissued.

                         FISCAL YEAR-END OPTION VALUES

  The following table contains information regarding the Named Executive Officers' unexercised options as of September 30, 1998. None of the Named Executive Officers exercised any options during the fiscal year ended September 30, 1998:

                         NUMBER OF SHARES UNDERLYING        VALUE OF UNEXERCISED IN-THE-
                          UNEXERCISED OPTIONS AS OF         MONEY OPTIONS AS OF SEPTEMBER
                         SEPTEMBER 30, 1998 (#) (1)                 30, 1998 ($)
                         -------------------------------    ----------------------------------
NAME                     EXERCISABLE      UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
----                     -----------      -------------      -----------        -------------
Craig W. Moore(2).......          12,646            37,938                 --                   (3)
Nicki M. Norris.........           5,875            17,625                 --                   (3)
John B. Bourke..........           5,875            17,625                 --                   (3)
Martin Fox..............             --                --                  --                  --
Thomas Creel............             --                --                  --                  --

--------
(1) These options were originally issued in February 1997 and were subsequently terminated and replaced by options with identical terms on February 5, 1998 pursuant to the reorganization of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-- Reorganization" and "Certain Relationships and Related Transactions--Peak."
(2) The options shown for Mr. Moore represent the maximum number of options indirectly granted to him through Peak Liquidating. The actual number of options Mr. Moore is entitled to receive will vary depending on the valuation of certain assets of Peak Liquidating or Peak.
(3) Everest is a privately held company. There is no market for its securities, and no valuation of Everest for the purpose of determining its value as of September 30, 1998 has been undertaken.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee of the Board of Directors, consisting of Craig Moore, Martin Fox and Doctors Morris, Carbon and Balter, recommends to the Board the policies that govern the annual and long-term compensation of the executive officers of the Company. Mr. Moore and Mr. Fox do not participate in decisions affecting their own compensation.

  Compensation Policies Toward Executive Officers. The Compensation Committee aims to provide competitive levels of compensation that relate compensation with the Company's annual and long-term performance goals, reward above average corporate performance, recognize individual initiative and achievements, and assist the Company in attracting and retaining qualified executives. The Compensation Committee attempts to achieve these objectives through a combination of base salary, stock options, and cash bonus awards. In making its determination, the Compensation Committee utilizes outside information to obtain compensation information concerning comparable companies in the dialysis and blood services industry.

  Base Salary. The base salaries for the Named Executive Officers were governed by the terms of their respective employment agreements with the Company.

  Incentive Stock Options. Stock options are granted to executive officers and other employees of the Company as a means of providing long-term incentives. The Compensation Committee believes that stock options encourage increased performance by the Company's employees, including its officers, and align the interests of the Company's employees with the interests of the Company's stockholders. None of the Named Executive Officers received stock options in fiscal 1998.

  Cash Bonus Awards. The Compensation Committee considers on an annual basis whether to pay cash bonuses to some or all of the Company's employees, including the Company's executive officers.

  Chief Executive Officer's Compensation. The base salary for Mr. Moore ($416,000) for fiscal 1998 was governed by the terms of an employment agreement effective January 1, 1997. See "--Employment Agreements." Mr. Moore received no stock options or cash bonus during fiscal 1998.

                                          COMPENSATION COMMITTEE

                                          Arthur M. Morris, M.D.
                                          Paul Balter, M.D.
                                          Michael J. Carbon, M.D.
                                          Craig W. Moore
                                          Martin Fox

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the number of shares of common stock beneficially owned as of December 17, 1998 by: (i) each person who is known by the Company to beneficially own more than 5% of the outstanding common stock;
(ii) each director of the Company; (iii) each Named Executive Officer; and (iv) all directors and executive officers of the Company as a group:

                                                            NUMBER OF  PERCENT
                                                              SHARES     OF
      NAME                                                    OWNED     TOTAL
      ----                                                  ---------  -------
      Peak Liquidating, L.L.C.(1)(2)(3)....................  2,615,025  19.0%
      Arthur M. Morris, M.D.(3)(4)(7)......................  1,966,901  14.3
      Paul Balter, M.D.(3)(4)(7)...........................    824,226   6.0
      Michael J. Carbon, M.D.(3)(4)(7).....................    811,043   5.9
      George Dunea, M.D. Revocable Trust(3)(4)(7)..........    811,043   5.9
      Ashutosh Gupta, M.D.(3)(4)(7)........................    811,043   5.9
      Douglas Mufuka, M.D.(3)(4)(7)........................    811,043   5.9
      Fox-McCarthy Family Limited Partnership, L.L.P.(5)...    797,500   5.8
      Thomas Creel(5)......................................    797,500   5.8
      AJ BCA, Ltd.(5)(6)...................................    780,000   5.7
      Craig W. Moore(3)(4)(7)..............................    615,201   4.5
      Alan M. Berry(8).....................................        --    --
      Nicki M. Norris(8)(9)................................      5,875     *
      James E. Becks(10)...................................     11,775     *
      John B. Bourke(8)(9).................................      5,875     *
      All executive officers and directors as a
       group(11)(12)....................................... 10,883,550  79.2

--------
*   Less than 1.0%.
 (1) The members of Peak Liquidating are Arthur M. Morris, M.D., Paul Balter, M.D., Michael J. Carbon, M.D., George Dunea, M.D. Revocable Trust, Ashutosh Gupta, M.D., Douglas Mufuka, M.D., and Craig W. Moore.
 (2) Includes options to purchase 615,025 shares which are exercisable.
 (3) Subject to the Shareholders Agreement dated as of November 30, 1997 and the Restricted Stock Agreement dated as of November 30, 1997. See "Certain Relationships and Related Transactions--Shareholders Agreements."
 (4) Does not include shares beneficially owned by Peak Liquidating, of which shares the members of Peak Liquidating share voting and dispositive control and may be deemed to be beneficial owners.
 (5) Subject to the Shareholders Agreement dated as of November 30, 1997. See "Certain Relationships and Related Transactions--Shareholders Agreements."
 (6)AJ BCA, Ltd. is a nominee of Anthony Unruh.
 (7) Does not include options to purchase shares indirectly granted through Peak Liquidating.
 (8) Excludes participations in value of Peak Liquidating to which such person may be entitled pursuant to an agreement with members of Peak Liquidating.
 (9) Includes options to purchase 5,875 shares which are exercisable.

(10) Includes options to purchase 11,775 shares which are exercisable within 60 days of the date of this Prospectus.
(11) Includes shares held indirectly through Peak Liquidating.
(12) Includes options to purchase 638,050 shares which are exercisable within 60 days of the date of this Prospectus.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company is subject to various actual and potential conflicts of interest arising out of its relationships and related transactions with the Company's directors and officers and other entities controlled by them. While the Company believes these transactions generally provide for financial terms that would be obtainable from an unaffiliated third party, the agreements and transactions described below were not the result of arm's-length negotiations.

  Peak. In November 1997, in order to simplify its ownership structure and better position the Company for future growth, the shareholders of the Company entered into a series of related transactions. See "Management's Discussion and Analysis--Reorganization" and "Security Ownership of Certain Beneficial Owners and Management." Peak sold Continental Healthcare, Ltd. ("Continental") to the Company. See "--Continental Healthcare." The members of Peak (Arthur Morris, Paul Balter, Michael Carbon, Douglas Mufuka, Ashutosh Gupta, George Dunea and Craig W. Moore, referred to herein as the "Founding Directors") contributed their membership interests in Peak to a new limited liability company, Peak Liquidating, in exchange for all of its outstanding membership interests. Peak Liquidating contributed all of its interest in Peak to a newly formed corporation, Everest Healthcare II, Inc. ("EHII"), in exchange for common stock of EHII. The shareholders of Everest Healthcare Services Corporation other than Peak exchanged all of their shares for shares of EHII, and Peak Liquidating distributed to its members approximately 55% of the outstanding common stock of EHII. Peak was then liquidated. In March 1998, Everest Healthcare Services Corporation was merged with and into EHII, which changed its name to "Everest Healthcare Services Corporation."

  Peak Notes. Through 1995, the Founding Directors advanced funds to the Company's predecessor evidenced by promissory notes which the Founding Directors contributed to Peak in 1995. The Founding Directors also contributed funds to Peak which were advanced to Everest. The aggregate principal amount of these advances (the "Peak Notes") was $5,118,809. In connection with the 1997 reorganization, the Peak Notes (together with the note issued in connection with the purchase of Continental described below) were distributed by Peak to the Founding Directors individually (in the principal amount of (i) $767,822 each to Drs. Morris, Balter, Carbon, Dunea, Gupta and Mufuka, and (ii) $511,877 to Mr. Moore). The Peak Notes bore interest at the prime rate plus 1% per annum and matured at various times throughout 1998. The Company repaid the Peak Notes with a portion of the net proceeds of the Initial Offering. See "Market for Registrant's Common Equity and Related Stockholder Matters."

  NANI-IL and NANI-IN. Nephrology Associates of Northern Indiana, P.C. ("NANI-IN") and Nephrology Associates of Northern Illinois, Ltd. ("NANI-IL" and, together with NANI-IN, "NANI") are medical service corporations which employ physicians and personnel to engage in the business of providing dialysis and dialysis related services. The shareholders of NANI are the Founding Directors, excluding Mr. Moore. On January 1, 1997, Mr. Moore, who was previously an employee of NANI, became an employee of the Company.

  The Company and NANI-IL have entered into a medical director and administrative services agreement (the "Administrative Services Agreement"). Under the terms of the Administrative Services Agreement, NANI-IL provides services to the Company relating to the development and implementation of medical policies and procedures, as well as medical director services to certain chronic dialysis facilities operated by the Company and its subsidiaries. The Company pays NANI-IL an annual consulting fee of $1,284,920, plus an incentive amount for medical director services not greater than $80,080 (25% of the calculated value of the medical director component) in any year in the event the medical directors cause the facilities for which they provide medical director services to meet certain quality, utilization and other performance measurements. Additionally, individual NANI physicians have their Everest medical director fees paid directly to NANI. In fiscal 1998, the total of the above fees paid to NANI-IL was $1,939,000.

  Pursuant to a management service agreement (the "Management Agreement"), the Company provides certain administrative and accounting services to NANI-IL, including services related to billing and collections. Under the terms of the Management Agreement, NANI-IL pays the Company an annual fee of $825,000, plus a fixed fee for each acute treatment billed and administered by the Company on behalf of NANI-IL. In fiscal 1998, NANI-IL paid the Company $1,536,000 pursuant to the terms of the Management Agreement.

  Each of the above-described agreements between the Company and NANI-IL is for a period of five years, renewable for consecutive one-year periods thereafter. After the initial five-year period which will end on October 1, 2002, the agreements may be terminated upon 90 days' notice by either party. NANI-IL also has an outstanding loan payable to the Company of approximately $8,409,000 as of September 30, 1998. The loan payable bears interest at prime plus 1% and is due on demand.

  Pursuant to a lease assigned to the Company in June 1998, the Company leases 2,284 square feet of office space to NANI-IL at an annual rent of $38,348, payable monthly. The lease term expires in December 1999.

  Pursuant to a letter agreement originally dated October 1, 1995, as amended and restated as of November 30, 1997, the Founding Directors have agreed that as soon as practicable and as permitted by law, they will cause the business of providing dialysis services to hospital patients to be sold by NANI-IL to the Company at fair market value.

  Continental Healthcare. On November 30, 1997 Peak, which was wholly owned by the Founding Directors, sold all of the stock of Continental to the Company for a promissory note in the amount of $2,090,000 and cash in the amount of $110,000. The Note was to mature on November 29, 2000 with interest to be paid at the prime rate plus 1% per annum. The Company repaid such note with a portion of the net proceeds of the Initial Offering. See "Market for Registrant's Common Equity and Related Stockholder Matters." Continental owns and leases dialysis equipment to the Company.

  ARE Partnership. The Founding Directors, together with Sandra Gadson and Thomas Golubski, two shareholders of the Company, are also partners in ARE Partnership, an Illinois general partnership ("ARE"). Prior to June 1998, ARE owned real property and improvements which it leased to the Company and certain of its subsidiaries, and which are used primarily for the corporate headquarters and certain dialysis facilities. In fiscal 1998 the Company and its subsidiaries paid ARE $491,519. In June 1998, the Company and its Subsidiaries purchased substantially all of ARE's assets for approximately $4,800,000.

  Three M&L Partnership. Three M&L Partnership, an Illinois general partnership ("3M&L"), owns various properties on which certain dialysis facilities of the Company and its subsidiaries are located. The partners of 3M&L are Arthur Morris, the President and a director of the Company, and Robert Muehrcke, a shareholder of the Company. Pursuant to the terms of the lease arrangements with 3M&L, the Company and its subsidiaries, in fiscal 1998, collectively paid 3M&L $124,150. All leases are currently in month-to-month renewal periods.

  Security General. An Illinois general partnership, Security General Partnership ("Security General") is owned collectively by the Founding Directors and John Bourke, the Company's Chief Financial Officer. Security General owns a 6.67% interest in Infinity Insurance, Ltd., an entity which provides property and casualty and workers compensation insurance to the Company and its subsidiaries. The annual premiums paid by the Company and its subsidiaries to Infinity in the last policy year were $479,870.

  Shareholders Agreements. The Shareholders Agreement, dated as of November 30, 1997, by and among EHII, Peak Liquidating, the Founding Directors and Martin Fox, individually, and as agent for the HDA shareholders, Thomas Creel, Paul Zabetakis and Anthony Unruh (collectively, the "HDA Shareholders"), established certain rights and restrictions with respect to the management of the Company and the voting and transfer of the Company's common stock. A five member voting committee was established consisting of Craig Moore, Arthur Morris, M.D., Michael Carbon, M.D. and Paul Balter, M.D., and one designee of the HDA Shareholders, Martin Fox. The members of the Voting Committee, aside from the designee of the HDA Shareholders, are obligated to vote in accordance with any other agreements among the Founding Directors, including the Operating Agreement of Peak Liquidating described below. Decisions of the Voting Committee are binding upon the remaining shareholders signatory to the agreement. The agreement also sets forth various share transfer restrictions. Upon the termination of an HDA Shareholder's employment with the Company, each share held by such HDA Shareholder is subject to repurchase by, in order of priority, the other HDA Shareholders, Peak Liquidating, the Founding Directors and the Company.

  Under a Restricted Stock Agreement dated as of November 30, 1997 by and among the Founding Directors and the Company, and the Operating Agreement of Peak Liquidating, the Founding Directors have agreed to vote their shares together with respect to certain corporate transactions or events including mergers, dispositions, a public offering, other issuances of securities, distributions, indebtedness and liens, liquidation and related party transactions. The approval of Dr. Morris is required for any sale of Peak Liquidating to a third party, or any sale of the Company to a third party for consideration less than a specified amount. In addition, the approval of Dr. Morris and two other voting members is required for a merger or consolidation of the Company, a disposition of more than 10% of its stock, a public offering and certain other specified events.

  All shareholders of the Company, other than Paul Zabetakis, Anthony Unruh and the Company's directors, are party to one or more restricted stock agreements which grant the Company a right of first refusal with respect to any proposed transfer of Company shares by such shareholders. Such restricted stock agreements also grant the Company a repurchase right upon the occurrence of certain events. Such restricted stock agreements also contain provisions requiring the shareholder to cooperate and consent to any sale of the Company to a third party.

--------------------------------------------------------------------------------
                                    PART IV

--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The financial statements and schedule (Schedule II; Valuation & Qualifying Accounts) filed as part of this report are listed in the accompanying Index to Financial Statements and Schedule.

(b) The exhibits filed as a part of this report are listed in the accompanying Index to Exhibits.

(c) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Everest Healthcare Services
                                           Corporation

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                      Craig W. Moore
                                          Chairman and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board,        December 29, 1998
____________________________________  Chief Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

      /s/ Arthur W. Morris           Director                      December 29, 1998
____________________________________
       Arthur M. Morris, M.D.

         /s/ Martin Fox              Director                      December 29, 1998
____________________________________
             Martin Fox

      /s/ Michael J. Carbon          Director                      December 29, 1998
____________________________________
      Michael J. Carbon, M.D.

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

         /s/ Paul Balter             Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.

        /s/ Thomas Creel             Director                      December 29, 1998
____________________________________
            Thomas Creel

         /s/ Alan Berry              Director                      December 29, 1998
____________________________________
             Alan Berry

        /s/ George Dunea             Director                      December 29, 1998
____________________________________
         George Dunea, M.D.

       /s/ Ashutosh Gupta            Director                      December 29, 1998
____________________________________
        Ashutosh Gupta, M.D.
       /s/ Douglas Mufuka            Director                      December 29, 1998
____________________________________
        Douglas Mufuka, M.D.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Amarillo Acute Dialysis Specialists,
                                           L.L.C.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Con-Med Supply Company, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                      Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Continental Health Care, Ltd.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Dialysis Specialists of Corpus
                                           Christi, L.L.C.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


        /s/ Craig W. Moore           Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

        /s/ John B. Bourke           Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Dialysis Specialists of South Texas,
                                           L.L.C.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          DuPage Dialysis Ltd.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          DuPage Dialysis Ltd.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Everest Management, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Hemo Dialysis of Amarillo, L.L.C.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Home Dialysis of America, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Home Dialysis of Dayton, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Lake Avenue Dialysis Center, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Mercy Dialysis Center, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          New York Dialysis Management, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          North Buckner Dialysis Center, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Northwest Indiana Dialysis, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Ohio Valley Dialysis Center, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          WSKC Dialysis Services, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Everest New York Holdings, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                          Everest One IPA, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1998
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

       /s/ John B. Bourke            Chief Financial Officer       December 29, 1998
____________________________________  (principal financial
           John B. Bourke             officer and accounting
                                      officer)

        /s/ Paul Balter              Director                      December 29, 1998
____________________________________
         Paul Balter, M.D.


                               INDEX TO EXHIBITS

  3.1      Certificate of Incorporation of the Company.*
  3.2      By-laws of the Company, as amended.*
  3.3      Articles of Organization of Amarillo Acute Dialysis Specialists,
           L.L.C.*
  3.4      Operating Agreement of Amarillo Acute Dialysis Specialists, L.L.C.*
  3.5      Articles of Incorporation of Con-Med Supply Company, Inc.*
  3.6      By-laws of Con-Med Supply Company, Inc.*
  3.7      Articles of Incorporation of Continental Health Care, Ltd.*
  3.8      By-laws of Continental Health Care, Ltd.*
  3.9      Articles of Organization of Dialysis Specialists of Corpus Christi,
           L.L.C.*
  3.10     Operating Agreement of Dialysis Specialists of Corpus Christi,
           L.L.C.*
  3.11     Articles of Organization of Dialysis Specialists of South Texas,
           L.L.C.*
  3.12     Operating Agreement of Dialysis Specialists of South Texas, L.L.C.*
  3.13     Articles of Incorporation of DuPage Dialysis, Ltd.*
  3.14     By-laws of DuPage Dialysis, Ltd.*
  3.15     Certificate of Incorporation of Everest Management, Inc.*
  3.16     By-laws of Everest Management, Inc.*
  3.17     Articles of Organization of Hemo Dialysis of Amarillo, L.L.C.*
  3.18     Operating Agreement of Hemo Dialysis of Amarillo, L.L.C.*
  3.19     Articles of Incorporation of Home Dialysis of America, Inc.*
  3.20     By-laws of Home Dialysis of America, Inc.*
  3.21     Articles of Incorporation of Home Dialysis of Dayton, Inc.*
  3.22     By-laws of Home Dialysis of Dayton, Inc.*
  3.23     Articles of Incorporation of Lake Avenue Dialysis Center, Inc.*
  3.24     By-laws of Lake Avenue Dialysis Center, Inc.*
  3.25     Articles of Incorporation of Mercy Dialysis Center Inc.*
  3.26     By-laws of Mercy Dialysis Center, Inc.*
  3.27     Articles of Incorporation of New York Dialysis Management, Inc.*
  3.28     By-laws of New York Dialysis Management, Inc.*
  3.29     Certificate of Incorporation of North Buckner Dialysis Center, Inc.*
  3.30     By-laws of North Buckner Dialysis Center, Inc.*
  3.31     Articles of Incorporation of Northwest Indiana Dialysis, Inc.*
  3.32     By-laws of Northwest Indiana Dialysis, Inc.*
  3.33     Articles of Incorporation of Ohio Valley Dialysis Center, Inc.*
  3.34     By-laws of Ohio Valley Dialysis Center, Inc.*
  3.35     Articles of Incorporation of WSKC Dialysis Services, Inc.*
  3.36     By-laws of WSKC Dialysis Services, Inc.*
  3.37     Certificate of Incorporation of Everest New York Holdings, Inc.*
  3.38     By-laws of Everest New York Holdings, Inc.*

  3.39     Certificate of Incorporation of Everest One IPA, Inc.*
  3.40     By-laws of Everest One IPA, Inc.*
  4.1      Indenture dated as of May 5, 1998, among the Company, the
           Subsidiary Guarantors and American National Bank and Trust
           Company of Chicago, as Trustee.*
  4.2      Purchase Agreement dated April 30, 1998, among the Company, the Subsidiary Guarantors and BT Alex. Brown Incorporated.*
  4.3      Registration Rights Agreement dated May 5, 1998, among the
           Company, the Subsidiary Guarantors and BT Alex. Brown
           Incorporated.*
  4.4      Form of Exchange Note (included in Exhibit 4.1).*
  4.5      Form of Guarantee (included in Exhibit 4.1).*
  4.6      Second Amended and Restated Credit Agreement dated as of May
           18, 1998, among the Company, Harris Trust and Savings Bank, and the Lenders identified therein.*
  4.7      Revolving Credit Note, between the Company and Harris Trust and Savings Bank.*
  4.8      Acquisition Financing Note, between the Company and Harris
           Trust and Savings Bank.*
  4.9      Supplemental Revolving Credit Note, between the Company and
           Harris Trust and Savings Bank.*
  4.10     Amended and Restated Security Agreement, by and among the
           Company, the Debtors (as defined therein) and Harris Trust and
           Savings Bank.*
  4.11     Amended and Restated Guaranty Agreement, by and among the
           Guarantors (as defined therein) and Harris Trust and Savings
           Bank.*
  4.12     Amended and Restated Pledge Agreement, by and among the
           Company, the Pledgors (as defined therein) and Harris Trust and Savings Bank.*
  9        Restricted Stock Agreement dated as of November 30, 1997.*
 10.1      Employment Agreement with Craig W. Moore dated January 1,
           1997.*
 10.2      Employment Agreement with Martin Fox dated June 20, 1996.*
 10.3      Employment Agreement with Thomas Creel dated June 20, 1996.*
 10.4      Stock Award Plan dated January 15, 1997.*
           Peak Liquidating, L.L.C. Operating Agreement dated November
 10.5      30, 1997.*
           Administrative Services Agreement dated October 1, 1997,
 10.6      between the Company and NANI-IL.*
           Management Agreement dated October 1, 1997, between the
 10.7      Company and NANI-IL.*
 10.8      Shareholders Agreement dated as of November 30, 1997.*
 10.9      Form of Individual Restricted Stock Agreements.*
           Agreement to Provide Management Services for Dialysis
 10.10     Facilities.*
 10.11     Agreement to Amend and Not-to-Compete.*
           Amendment No. 3 to the Agreement to Provide Management
 10.12     Services for Dialysis Facilities.*
 10.13     Medical Asset Purchase Agreement.*
           Employment and Non-Competition Agreement with John B. Bourke
 10.14     dated August 10, 1998.
           Employment and Non-Competition Agreement with James E. Becks
 10.15     dated August 10, 1998.
           Employment and Non-Competition Agreement with Nicki M. Norris
 10.16     dated August 10, 1998.
 10.17     1998 Stock Award Plan.
 12        Computation of ratio of earnings to fixed charges.
 21        Subsidiaries of the Company.*
 24        Power of Attorney.*
 27        Financial Data Schedule.

--------
*Previously filed with the Securities Exchange Commission as an Exhibit to the registrants' Registration Statement on Form S-4, File No. 333-57191, and incorporated herein by reference.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998

Report of Independent Auditors.............................................. F-2
Consolidated Financial Statements
Consolidated Balance Sheets................................................. F-3
Consolidated Statements of Income........................................... F-4
Consolidated Statements of Stockholders' Equity............................. F-5
Consolidated Statements of Cash Flows....................................... F-6
Notes to Consolidated Financial Statements.................................. F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Everest Healthcare Services Corporation

  We have audited the accompanying consolidated balance sheets of Everest Healthcare Services Corporation and subsidiaries (the Company) as of September 30, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everest Healthcare Services Corporation and subsidiaries at September 30, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Chicago, Illinois
December 22, 1998

                    EVEREST HEALTHCARE SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30,
                                                      -------------------------
                                                          1997         1998
                                                      ------------ ------------
ASSETS
------
Current assets:
  Cash and cash equivalents.......................... $  2,456,669 $ 12,525,567
  Patient accounts receivable, less allowance of
   $2,791,000 and $6,481,000                            30,464,607   41,473,765
  Refundable income taxes............................      383,592    2,417,085
  Other receivables..................................    1,922,716    2,971,214
  Medical supplies inventories.......................    2,640,442    2,812,244
  Deferred income taxes..............................          --     3,152,000
  Prepaid expenses and other.........................      120,477      719,556
                                                      ------------ ------------
    Total current assets.............................   37,988,503   66,071,431
Property and equipment, net..........................   14,974,172   27,734,949
Goodwill, net........................................   32,061,954   58,815,302
Deferred financing costs, net........................      901,641    6,111,653
Other intangible assets, net.........................    1,212,818   20,335,068
Amounts due from affiliates..........................   12,690,130   16,643,738
Investments in affiliated companies..................      827,118    1,689,677
Prepaid pension cost.................................      790,160      790,160
Other assets.........................................      761,150      503,481
                                                      ------------ ------------
                                                      $102,207,646 $198,695,459
                                                      ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable................................... $  6,094,306 $  8,845,097
  Accrued liabilities................................    9,626,258   19,148,881
  Deferred income taxes..............................      108,000          --
  Current portion of long-term debt..................      795,492      606,624
  Current portion of capital lease obligations.......      952,779      506,058
                                                      ------------ ------------
    Total current liabilities........................   17,576,835   29,106,660
Long term debt, less current portion ................   36,196,436  108,146,981
Capital lease obligations, less current portion......      630,920      311,408
Deferred income taxes................................          --     1,500,000
Minority interests...................................   14,804,806    1,374,764
Stockholders' equity:
  Common stock, $.001 par value, 20,000,000 shares
   authorized; 12,884,720 shares issued and
   outstanding.......................................          --        12,885
  Additional paid-in capital.........................          --    55,171,224
  Retained earnings..................................          --     3,071,537
  Equity interests ..................................   32,998,649          --
                                                      ------------ ------------
    Total stockholders' equity.......................   32,998,649   58,255,646
                                                      ------------ ------------
                                                      $102,207,646 $198,695,459
                                                      ============ ============

                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                             YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------------
                                          1996          1997          1998
                                       -----------  ------------  ------------
Net revenues:
  Dialysis services................... $83,013,309  $ 99,143,315  $125,800,929
  Contract services...................     157,905    14,664,981    21,674,428
                                       -----------  ------------  ------------
    Total net revenues................  83,171,214   113,808,296   147,475,357
Operating expenses:
  Patient care costs..................  54,884,784    72,057,929    93,868,160
  General and administrative..........  17,462,670    24,710,169    32,062,531
  Provision for bad debts.............   2,523,354       714,166     2,726,624
  Depreciation and amortization.......   3,400,994     4,939,481     6,926,626
                                       -----------  ------------  ------------
    Total operating expenses..........  78,271,802   102,421,745   135,583,941
                                       -----------  ------------  ------------
Income from operations................   4,899,412    11,386,551    11,891,416
Nonoperating income (expense):
  Interest expense....................  (1,012,727)   (2,961,528)   (7,884,288)
  Interest income.....................     736,822       813,006     1,951,643
  Equity in earnings of affiliates....         --            --      1,784,470
  Minority interests in earnings......    (810,314)   (1,600,784)     (516,397)
  Gain on curtailment of pension
   benefits...........................   3,043,628           --            --
  Other...............................      39,288       278,849           --
                                       -----------  ------------  ------------
                                         1,996,697    (3,470,457)   (4,664,572)
                                       -----------  ------------  ------------
Income before income taxes............   6,896,109     7,916,094     7,226,844
Income taxes..........................   2,800,000     3,689,000     3,541,000
                                       -----------  ------------  ------------
Net income............................ $ 4,096,109  $  4,227,094  $  3,685,844
                                       ===========  ============  ============


                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  ADDITIONAL
                          COMMON    PAID-IN    RETAINED    EQUITY
                           STOCK    CAPITAL    EARNINGS   INTERESTS      TOTAL
                          ------- ----------- ---------- -----------  -----------
Balance at October 1,
 1995...................  $   --  $       --  $      --  $23,150,063  $23,150,063
Capital contributions...      --          --         --    1,656,425    1,656,425
Distributions to
 members................      --          --         --      (29,495)     (29,495)
Net income..............      --          --         --    4,096,109    4,096,109
                          ------- ----------- ---------- -----------  -----------
Balance at September 30,
 1996...................      --          --         --   28,873,102   28,873,102
Distributions to
 members................      --          --         --     (101,547)    (101,547)
Net income..............      --          --         --    4,227,094    4,227,094
                          ------- ----------- ---------- -----------  -----------
Balance at September 30,
 1997...................      --          --         --   32,998,649   32,998,649
Distributions to
 members................      --          --         --   (7,808,831)  (7,808,831)
Net income October 1,
 1997 to
 November 30, 1997......      --          --         --      614,307      614,307
Reorganization..........    8,750  25,795,375        --  (25,804,125)         --
Acquisition of minority
 interests..............    3,750  26,606,250        --          --    26,610,000
Issuance of common stock
 for acquisitions.......      385   2,769,599        --          --     2,769,984
Net income December 1,
 1997 to September 30,
 1998...................      --          --   3,071,537         --     3,071,537
                          ------- ----------- ---------- -----------  -----------
Balance at September 30,
 1998...................  $12,885 $55,171,224 $3,071,537 $       --   $58,255,646
                          ======= =========== ========== ===========  ===========


                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            YEAR ENDED SEPTEMBER 30,
                                         1996          1997          1998
                                     ------------  ------------  -------------
OPERATING ACTIVITIES
Net income.........................  $  4,096,109  $  4,227,094  $   3,685,844
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Provision for bad debts..........     2,523,354       714,166      2,726,624
  Depreciation and amortization....     3,400,994     4,939,481      6,926,626
  Gain on curtailment of pension
   benefits........................    (3,043,628)          --             --
  Deferred income taxes............       194,000       531,000     (1,760,000)
  Equity in earnings of
   affiliates......................           --            --      (1,784,470)
  Minority interests in earnings...       810,314     1,600,784        516,397
  Changes in operating assets and
   liabilities (net of effect of
   acquisitions):
    Patient and other accounts
     receivable....................      (970,893)  (14,321,410)   (13,549,481)
    Medical supply inventories,
     prepaid expenses, and other
     assets........................       115,083    (1,553,942)       (32,632)
    Cash overdraft, accounts
     payable, accrued liabilities,
     and other liabilities.........      (930,482)    6,515,211     10,575,476
                                     ------------  ------------  -------------
Net cash provided by operating
 activities........................     6,194,851     2,652,384      7,304,384
INVESTING ACTIVITIES
Capital expenditures...............    (1,441,890)   (7,757,161)   (12,164,496)
Acquisition of intangible assets...           --            --     (19,507,054)
Acquisition of businesses, net of
 cash acquired.....................    (3,201,756)   (5,041,736)   (17,370,952)
Increase in amounts due from
 affiliates........................    (8,268,297)   (4,771,052)    (3,953,608)
                                     ------------  ------------  -------------
Net cash used in investing
 activities........................   (12,911,943)  (17,569,949)   (52,996,110)
FINANCING ACTIVITIES
Proceeds from long term debt.......    12,779,088    69,260,975    191,531,287
Payments on long term debt.........    (5,891,256)  (50,845,655)  (129,194,396)
Payments on capital lease
 obligations.......................    (1,797,670)      (37,898)      (766,233)
Deferred financing costs...........           --       (901,641)    (5,210,012)
Capital contributions..............     1,656,425           --             --
Distributions to members...........       (29,495)     (101,547)      (600,022)
                                     ------------  ------------  -------------
Net cash provided by financing
 activities........................     6,717,092    17,374,234     55,760,624
                                     ------------  ------------  -------------
Increase in cash and cash
 equivalents.......................           --      2,456,669     10,068,898
Cash and cash equivalents at
 beginning of year.................           --            --       2,456,669
                                     ------------  ------------  -------------
Cash and cash equivalents at end of
 year..............................  $        --   $  2,456,669  $  12,525,567
                                     ============  ============  =============

                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1997 AND 1998

1. BASIS OF PRESENTATION AND REORGANIZATION

  Peak Healthcare, L.L.C. (Peak or the Company) was formed, as a limited liability company, on October 1, 1995. Peak issued its membership units in exchange for the ownership interests of certain of the owners of seven kidney dialysis companies and Continental Healthcare, Ltd. (Continental) on October 1, 1995. West Suburban Kidney Center, S.C. (WSKC), was designated as the accounting acquirer and the transaction was accounted for as a purchase. WSKC was determined to be the accounting acquirer due to, as of the date of combination: (i) its fair value represented approximately 65% of the fair value of the combined companies, (ii) it was the most significant of the combined companies, and (iii) its controlling shareholder obtained the largest interest holding in the newly-formed company. The entities acquired by WSKC were New York Dialysis Management, Inc., Northwest Indiana Dialysis Center, Inc., DuPage Dialysis, Ltd. (d/b/a LaGrange Dialysis Center), Lake Avenue Dialysis Center, P.C., Ohio Valley Dialysis Center, Inc., and Mercy Dialysis Center, Inc. Upon completion of this exchange, Peak and the other owners of the seven kidney dialysis companies contributed their ownership interests in such companies for common stock of Everest Healthcare Services Corporation (Everest), a newly formed company. Upon completion of this transaction, Peak owned 88% of Everest and 100% of Continental. Peak is a holding company with no independent assets or operations.

  In June 1996, Everest issued 2,500,000 shares of its common stock for the acquisition of Home Dialysis of America (Note 7), which reduced Peak's ownership in Everest to approximately 70%.

  Effective November 30, 1997, Peak was reorganized whereby the following transactions occurred simultaneously. The members of Peak contributed all of their interests in Peak for an equal number of membership interests in Peak Liquidating, L.L.C. (Peak Liquidating), a newly formed limited liability company. The operating agreement and number and classes of interests of Peak Liquidating were identical to Peak. Upon the exchange, Peak Liquidating, the sole member of Peak, contributed its interests in Peak for shares of common stock of Everest Healthcare II, Inc, (Everest II) a newly-formed subchapter C Corporation. The number of shares of common stock of Everest II received by Peak Liquidating was equal to the number of shares of Everest held by Peak. The number and class of authorized shares of Everest II upon formation was identical to that of Everest. Following the exchange, Peak was liquidated. Upon the consummation of these transactions, Everest II issued shares of common stock, representing approximately 30% of the shares of the Company, to the minority interest holders in Everest in exchange for their shares of Everest common stock. The acquisition of minority interest was treated as a purchase in accordance with generally accepted accounting principles and goodwill of approximately $12.4 million was recognized. Upon the consummation of these transactions, Everest became a wholly owned subsidiary of Everest II. In March 1998, Everest was merged into Everest II. Upon the merger, Everest II (the surviving entity) changed its name to Everest Healthcare Services Corporation.

  All references to the Company or Everest refer collectively to Peak and its subsidiaries prior to the reorganization, and Everest and its subsidiaries subsequent to the reorganization.

2. EQUITY INTERESTS

  Prior to the Company's reorganization (see Note 1), Peak was organized under the provisions of the Delaware Limited Liability Company Act. The Company had seven classes of interests all having the same rights, preferences, and obligations except for distributions made from operations or upon liquidation of the Company. The original issuance of interests in Peak was made to certain of the owners of the underlying companies described in Note 1. Each of these owners received interests in Peak (in each class) based upon the

                    EVEREST HEALTHCARE SERVICES CORPORATION
fair value of their interests in the underlying companies exchanged. Preferences upon distribution are set forth below (in order of A through F), with 100% of the distributions to a specific class of interest being required to be made before distributions are made to the next class. All interest holders in each class receive a pro rata share of the distribution to the class of interest. Interests outstanding and distribution rights were as follows:

      CLASS OF                                           INTERESTS  DISTRIBUTION
      INTEREST                                          OUTSTANDING  PREFERENCE
      --------                                          ----------- ------------
      A...............................................  $12,791,939 $12,791,939
      B1..............................................    2,809,331   2,809,331
      B2..............................................    3,729,291   3,729,291
      C...............................................   43,142,803  43,142,803
      D...............................................   21,626,250  21,626,250
      E...............................................   86,505,000  86,505,000
      F...............................................          700  Thereafter

3. NATURE OF BUSINESS

  The Company operates in two business segments, as a provider of chronic dialysis services and as a contract service provider. The operations of the chronic dialysis segment principally involve the delivery of health care services, primarily outpatient dialysis treatments. The contract services segment principally involves acute dialysis, perfusion, apheresis, and auto-transfusion treatments for hospitalized patients. Hospitals pay for these services at contracted rates.

4. SIGNIFICANT ACCOUNTING POLICIES

 Basis of Consolidation

  The consolidated financial statements include the accounts and transactions of Everest Healthcare Services Corporation and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The Company also performs certain administrative services under management agreements with affiliated and unaffiliated entities. The Company does not have a controlling financial interest in the entities for which it has management contracts and, as such, the Company does not consolidate these entities.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

 Medical Supplies Inventories

  Medical supplies inventories consist of drugs, supplies, and parts used in treatments and are stated at the lower of cost or market. Cost is determined principally on a first in, first out (FIFO) basis.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Medical equipment and furniture and fixtures are depreciated over five to seven years. Buildings are depreciated over 40 years. Leasehold improvements are amortized over the respective lease terms or the service lives of the improvements, whichever is shorter. Depreciation and amortization expense was $2,519,000, $3,485,000, and $4,213,000 for the years ended September 30, 1996, 1997, and
1998, respectively.

                    EVEREST HEALTHCARE SERVICES CORPORATION

 Goodwill

  Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company's business combinations. The amounts are being amortized over the estimated remaining economic lives of 25 years. Accumulated amortization of goodwill amounted to approximately $2,063,000 and $4,334,000 at September 30, 1997 and 1998, respectively.

 Other Intangible Assets

  Other intangible assets is comprised primarily of a management service agreement and a covenant not to compete. The management service agreement is being amortized over a period of 25 years. The covenant not to compete is being amortized over the period of the agreement, which is 10 years.

 Deferred Financing Costs

  The costs of obtaining financing are capitalized and are being amortized as interest expense over the term of the related financing. Accumulated amortization was $54,000 and $386,000 as of September 30, 1997 and 1998, respectively.

 Income Taxes

  Deferred taxes have been recognized for the tax consequences of temporary differences by applying the enacted statutory income tax rates applicable to future years of differences between the financial statement carrying amounts and the tax bases of the existing assets and liabilities. Deferred taxes have been recognized for the timing of these differences for financial reporting and income tax reporting purposes.

 Stock Options

  The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In accordance with APB 25, compensation expense is recognized based upon the excess of fair value of the underlying stock over the option exercise price on the measurement date, the date at which both the exercise price and the number of shares to be issued are known. The Company has elected to continue to measure compensation expense under the provisions of APB 25; however, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), an estimate of the fair value of the stock options has been made by the Company to determine the pro forma effect on earnings had the provisions of SFAS 123 been applied in the financial statements (see Note 15).

 Revenue Recognition

  Revenue is recognized upon the delivery of health care services. Management service fee revenue is recognized as services are performed. These fees are based on contracted rates and are invoiced monthly. The contracted rates are estimates based upon the cost of services provided such as billing, accounting, technical support, cash management, and facilities management.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                    EVEREST HEALTHCARE SERVICES CORPORATION

 Fair Value of Financial Instruments

  The carrying amounts reported in the Company's balance sheets for variable-rate long-term debt approximate fair value, as the underlying long-term debt instruments are comprised of notes that are repriced on a short-term basis. The carrying amounts of the amounts due to and from affiliated companies bear interest at prime plus 1% and approximate fair value. The fair value of the Company's 9 3/4% Senior Subordinated Notes, Series B was $98.0 million at September 30, 1998 based upon trading in the public debt market.

 Long-Lived Assets

  The Company evaluates its long-lived assets (including goodwill) on an ongoing basis. Identifiable intangibles are reviewed for impairment wherever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

 Concentration of Credit Risk

  The Company derives a significant portion of its revenues from Medicare and Medicaid (or comparable state benefits) and as such, a significant portion of patient accounts receivable is from those payors. The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare End-Stage Renal Disease Program. All of the states in which the Company operates provide Medicaid or comparable benefits to qualified recipients. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretation of policy and government funding restrictions, all of which may have the effect of decreasing program payments. The Company believes that risks associated with the Medicare and Medicaid programs are related to future revenues and that the concentration of credit risk within current patient accounts receivable is limited.

  At September 30, 1997 and 1998, the Company maintained cash deposits with certain financial institutions which were in excess of federally insured limits.

 New Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). The provisions of SFAS 131 establish standards for the way companies report information about operating segments in annual financial statements and require that such companies report selected information about operating segments in interim financial reports issued to shareholders. The provisions of SFAS 131 require the disclosure of segment information be based on a "management approach" whereby disclosures are made of information that is available and evaluated regularly by the chief decision makers of the Company in deciding how to allocate resources and assessing performance. Application of the provisions of SFAS 131 will be required for fiscal year 1999. The Company operates in two business segments; as a provider of chronic dialysis services and as a contract service provider of extracorporeal services including perfusion, apheresis, and autotransfusion. The Company believes that the adoption of SFAS 131 will not have a material impact on its future disclosure requirements.

  In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises the previous disclosure requirements of pension and postretirement plans. The Statement does not change the recognition or measurement of pension plans. The Company is evaluating the disclosure requirements of SFAS 132 and believes that its adoption will not have a material impact on its future disclosure requirements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

 Reclassifications

  Certain reclassifications have been made to prior years' financial statements to conform to the 1998 presentation.

5. NET REVENUES

  The Company provides dialysis and perfusion services to certain patients under government-sponsored programs such as Medicare and Medicaid, as well as other insurance reimbursement arrangements. Provision has been made in the financial statements for the estimated contractual adjustment, representing the difference between the Company's standard charges for services and the estimated payments from the various third-party payors. Gross and net patient service revenues for the year ended September 30 include the following:

                                             1996         1997         1998
                                         ------------ ------------ ------------
Medicare/Medicaid....................... $ 64,624,033 $ 75,113,476 $ 81,406,397
Other...................................  109,888,335  121,211,827   77,327,471
                                         ------------ ------------ ------------
Gross revenues..........................  174,512,368  196,325,303  158,733,868
Contractual allowances..................   93,328,650   84,747,325   14,143,559
                                         ------------ ------------ ------------
Net revenues............................ $ 81,183,718 $111,577,978 $144,590,309
                                         ============ ============ ============

  In addition, the Company has included in net revenues, nonpatient related revenues representing management fees earned for administrative services performed for nonconsolidated affiliated companies and nonaffiliated companies. These revenues amounted to approximately $1,987,000, $2,230,000, and $2,885,000 for the years ended September 30, 1996, 1997, and 1998, respectively.

6. INVESTMENTS IN AFFILIATED COMPANIES

  The Company uses the equity method of accounting for its investments in the common stock of various companies. Investments in these companies at September 30, 1997, and 1998, amounted to approximately $827,000, and $1,690,000 respectively. The percentages of ownership in these companies range from 10% to 50%. In addition, the Company has advanced funds to certain of these companies (Note 16). Aggregate balance sheet information of these companies at September 30 is as follows:

                                                           1997        1998
                                                        ----------- -----------
      Current assets................................... $7,7354,591 $11,542,580
      Noncurrent assets................................   5,671,391   4,250,144
      Current liabilities..............................   4,230,407   9,929,085
      Noncurrent liabilities...........................   7,379,372   2,429,496

  Aggregate statement of income information of these companies is as follows for the year ended September 30:

                                              1996        1997         1998
                                           ----------- -----------  -----------
      Net revenues........................ $12,266,966 $19,993,511  $24,063,439
      Income (loss) from operations.......     947,649    (220,413)   4,466,156
      Net income (loss)...................     947,649     (29,190)   3,472,557

7. BUSINESS COMBINATIONS

  Effective June 20, 1996, Everest purchased Home Dialysis of America, Inc.
(HDA), by issuing 2,500,000 shares of common stock, with a fair value of $8,891,000, in exchange for 100% of the stock of HDA. Goodwill of $7,370,000 was recognized in the acquisition. This transaction was accounted for as a purchase and, as such, HDA's results of operations subsequent to the date of acquisition are included in the consolidated statement of operations.

  Effective July 1, 1996, Everest purchased certain assets and operations of Saint Anthony Dialysis Centers, LLC for $1,400,000. This transaction was accounted for as a purchase resulting in the recording of goodwill of $1,331,000. Results of operations subsequent to the date of acquisition are included in the consolidated statement of operations.

  Effective August 30, 1996, Everest purchased an 80% interest in Saint Margaret Mercy Dialysis Centers, LLC. The Company contributed $2,060,000 and the minority stockholder contributed $419,000 towards the total purchase price of $2,479,000. This transaction was accounted for as a purchase resulting in the recording of goodwill of $2,386,000. Results of operations subsequent of the date of acquisition are included in the consolidated statement of operations.

  Effective November 1, 1996, Everest purchased an 80% interest in The Extracorporeal Alliance, LLC (Alliance). Alliance performs blood oxygenation services for hospitalized patients. The purchase price of the acquisition was approximately $12,042,000, including a $7,000,000 note payable. The acquisition was accounted for as a purchase, and as such, the results of operations of Alliance subsequent to the date of acquisition have been included in the Company's consolidated results of operations. In connection with the acquisition, the Company recognized goodwill of approximately $10,815,000. Effective September 1, 1997, Alliance acquired a 51% interest in Tri-State Perfusion, LLC (Tri-State). Alliance acquired its interest in Tri-State, a newly formed joint venture, in exchange for the use of its expertise in performing perfusion services as well as to provide additional service capabilities.

  Effective November 30, 1997, Peak transferred its interests in its wholly owned subsidiary, Continental, to Everest for $2,200,000. The price was comprised of $110,000 in cash and a note payable in the amount of $2,090,000. As a transfer of interests among companies under common control, the transfer was made at historical book value.

  In January 1998, the Company acquired the remaining outstanding equity interests that it previously had not owned in Hemo Dialysis of Amarillo, LLC (Amarillo), an outpatient and home dialysis facility located in Amarillo, Texas. Prior to the acquisition, the Company owned a 30% interest in Amarillo and accounted for the investment under the equity method of accounting. The purchase price of the acquisition, including costs of the transaction, was approximately $2.9 million. Goodwill recognized in the acquisition was approximately $2.5 million.

  In January 1998, the Company increased its investment in Home Dialysis of Mount Auburn, Inc. (Mount Auburn), a home dialysis facility located in Cincinnati, Ohio, in exchange for the issuance of 52,399 shares of common stock of Everest Healthcare Services Corporation with a fair value of approximately $377,000. Through the purchase, the Company increased its investment in Mount Auburn from 50% to 80.5%. Prior to the acquisition, the Mount Auburn investment was accounted for under the equity method of accounting. Goodwill in the acquisition was approximately $266,000.

  In February 1998, the Company acquired the remaining outstanding equity interests that it previously had not owned in Dialysis Specialist of South Texas, LLC (South Texas), which owns and operates three outpatient and home dialysis facilities in Corpus Christi, Texas. Prior to the acquisition, the Company owned a 33% interest in South Texas and accounted for the investment under the equity method of accounting. The purchase price of the acquisition was $7.6 million, including costs of the transaction. The consideration for the purchase

                    EVEREST HEALTHCARE SERVICES CORPORATION
price of the acquisition was financed through the issuance of 179,300 shares of common stock of Everest Healthcare Services Corporation with a fair value of approximately $1.3 million and cash of approximately $6.3 million. Goodwill recognized in the acquisition was approximately $7.1 million.

  In March 1998, the Company acquired, through its subsidiary, The Extracorporeal Alliance, LLC (Alliance), a 70% interest in Perfusion Resource Association LLC (PRA), a contract services provider located in Tampa, Florida. The purchase price of the acquisition, including costs of the transaction, was approximately $1.4 million. Goodwill recognized in the acquisition was approximately $1.3 million.

  In April 1998, the Company acquired North Buckner Dialysis Center, a dialysis service provider located in Dallas, Texas. The purchase price of the acquisition was approximately $5.1 million, including costs of the transaction. The consideration for the purchase price of the acquisition was financed through the issuance of 153,021 shares of common stock of Everest Healthcare Services Corporation with a fair value of approximately $1.1 million and cash of $4 million. Goodwill recognized in the acquisition was approximately $4.1 million.

8. LEASES AND RELATED PARTY TRANSACTIONS

 Capital Leases

  Property under capital leases at September 30 are as follows:

                                                             1997       1998
                                                          ---------- ----------
      Furniture and fixtures............................. $1,439,304 $1,423,010
      Medical equipment..................................  8,065,178  6,913,631
                                                          ---------- ----------
                                                           9,504,482  8,336,641
      Less: Accumulated depreciation.....................  5,339,326  5,879,793
                                                          ---------- ----------
                                                          $4,165,156 $2,456,848
                                                          ========== ==========

  Interest rates on the capital lease obligations ranged from 8.0% to 14.0%. Future minimum payments under capital leases with initial or remaining terms of one year or more consisted of the following at September 30, 1998:

      1999............................................................ $563,674
      2000............................................................  207,616
      2001............................................................   50,752
      2002............................................................   45,428
      2003............................................................    7,572
                                                                       --------
      Total minimum lease payments....................................  875,042
      Amounts representing interest...................................   57,576
                                                                       --------
      Present value of minimum lease payments.........................  817,466
      Less: Current portion...........................................  506,058
                                                                       --------
                                                                       $311,408
                                                                       ========

                    EVEREST HEALTHCARE SERVICES CORPORATION

 Operating Leases

  Prior to June 1998, the Company leased land and building space under operating leases for some of its dialysis centers, its corporate offices, and its supplies warehouse from ARE Partnership and Three M&L Partnership, related parties with common ownership. For the years ended September 30, 1996, 1997, and 1998, rents of approximately $871,000, $952,000, and $616,000, respectively, were paid to these related parties. In June 1998, the Company purchased the land and buildings from ARE Partnership. Additionally, all current leases with Three M&L Partnership are in month-to-month renewal periods.

  Additionally, the Company leases land and building space under operating leases from unaffiliated entities for certain of its dialysis facilities. For the years ended September 30, 1996, 1997, and 1998, approximately $1,619,000, $2,072,000, and $5,067,000, respectively, was recorded as rent expense for such leases. Expiration dates for these leases continue through July 2005.

  Approximate minimum rental payments under operating leases are as follows:

      1999.......................................................... $ 2,880,479
      2000..........................................................   2,763,993
      2001..........................................................   2,363,839
      2002..........................................................   1,678,288
      2003..........................................................   1,546,858
      2004 and thereafter...........................................   4,654,387
                                                                     -----------
                                                                     $15,887,844
                                                                     ===========

9. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at September 30:

                                                          1997        1998
                                                       ----------- -----------
      Leasehold improvements.......................... $ 7,704,607 $12,818,019
      Medical equipment...............................  11,940,791  16,262,968
      Furniture and fixtures..........................   7,799,119   9,744,431
      Building........................................     140,121   4,892,216
      Land............................................      40,048     328,048
      Construction-in-progress........................   1,917,397   2,535,512
                                                       ----------- -----------
      Less: Accumulated depreciation and
       amortization...................................  29,542,083  46,581,194
                                                        14,567,911  18,846,245
                                                       ----------- -----------
                                                       $14,974,172 $27,734,949
                                                       =========== ===========

10. OTHER INTANGIBLE ASSETS

  Other intangibles consist of the following at September 30:

                                                            1997       1998
                                                         ---------- -----------
      Management service agreement...................... $      --  $17,598,265
      Covenant not to compete...........................        --    1,908,789
      Other.............................................  1,212,818     828,014
                                                         ---------- -----------
                                                         $1,212,818 $20,335,068
                                                         ========== ===========

                    EVEREST HEALTHCARE SERVICES CORPORATION

  Pursuant to a management service agreement, New York Dialysis Management, Inc. (NYDM), a wholly owned subsidiary of the Company, had been managing dialysis facilities located in the Bronx, New York for Montefiore Medical Center (MMC). In July, 1998, the Company exercised its right to purchase MMC's license to operate in the state of New York (pending the approval of the New York Public Health Council) for a purchase price of $19.5 million including transaction costs of approximately $291,000. The operating license was purchased by Everest Dialysis Services, Inc., a newly-formed corporation formed for this purpose under the laws of the State of New York. EDS is affiliated with the Company as it is owned by two of the Company's stockholders. The Company entered into a management service agreement with EDS to operate the facilities for a period of 40 years and which allows the Company to retain the earnings from the operation of the facilities. In addition to the operating license, the Company also received a covenant not to compete from MMC. The purchase price was allocated approximately $17.6 million and approximately $1.9 million to the management service agreement and covenant not to compete, respectively.

  Accumulated amortization on the management service agreement and covenant not to compete of September 30, 1998 were $117,236 and $12,811, respectively. Accumulated amortization on other intangibles was $3,233,683 and $3,849,606 as of September 30, 1997 and 1998, respectively.

11. EMPLOYEE BENEFIT PLANS

  The Company maintains three defined-benefit pension plans (defined-benefit plans), a money purchase defined-contribution pension plan (money purchase plan), and an employee savings and profit-sharing plan.

  The defined-benefit plans cover all employees of the Company and a related party with common ownership, Nephrology Associates of Northern Illinois, Ltd.
(NANI), who meet certain eligibility requirements. Retirement benefit payments are based on years of credited service and average compensation over the final five years of employment. The funding policy was to contribute annually amounts which were deductible for federal income tax purposes. Effective May 16, 1996, all participant benefits in the defined-benefit plans were frozen. The Company and NANI ceased funding the defined-benefit plans as of May 16, 1996, and no additional years of benefit service were accrued by plan participants subsequent to that date. The net assets remaining in the plan have not been distributed subsequent to May 16, 1996, other than for normal benefits paid to participants. The Company recognized a curtailment gain of approximately $3.4 million for the year ended September 30, 1996, relating to this event.

  The following table sets forth the funded status of the defined-benefit plans at September 30:

                                                             1997        1998
                                                          ----------  ----------
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested
   benefits (1997--$6,720,000; 1998--$7,309,000)......... $7,370,000  $7,309,000
                                                          ==========  ==========
Projected benefit obligation for service rendered to
 date.................................................... $7,370,000  $7,309,000
Plan assets at fair value................................  7,247,000   7,326,000
                                                          ----------  ----------
Funded status............................................   (123,000)     17,000
Unrecognized net loss....................................    913,160     773,160
                                                          ----------  ----------
Prepaid pension cost..................................... $  790,160  $  790,160
                                                          ==========  ==========

                    EVEREST HEALTHCARE SERVICES CORPORATION

  Net periodic pension cost of the defined-benefit plans for the years ended September 30 included the following components:

                                                             1997       1998
                                                           ---------  ---------
      Interest cost on projected benefit obligation....... $ 510,447  $ 530,700
      Actual return on plan assets........................  (575,573)  (127,967)
      Net amortization and deferral.......................    65,126   (402,733)
                                                           ---------  ---------
      Net pension income expense.......................... $     --   $     --
                                                           =========  =========

  Key assumptions used for the defined-benefit plans at September 30 are as follows:

                                                                     1997  1998
                                                                     ----  ----
      Discount rate................................................. 7.25% 6.50%
      Long-term rate of return on assets............................  8.4   N/A

  The assets of the defined-benefit plans primarily consist of mutual funds, corporate bonds, and real estate holdings.

  The Company has a money purchase plan that covers substantially all employees hired prior to July 1, 1987. Prior to fiscal year 1996, contributions to the money purchase pension plan were equal to 10% of each eligible participant's compensation. The money purchase plan was amended on May 16, 1996, to eliminate future contributions.

  The employee savings and profit-sharing plan covers substantially all employees. Under the savings component of this plan, the Company matches 50% of employee contributions up to a maximum of 6% of each eligible participant's compensation. The profit-sharing plan component of this plan became effective on January 1, 1996. Under this component of the plan, the Company's annual contribution is dependent on various factors, including the Company's profitability for the fiscal year. Contributions to the employee savings and profit-sharing plan amounted to approximately $702,000, $765,000, and $1,000,000 for the years ended September 30, 1996, 1997, and 1998, respectively.

12. ACCRUED EXPENSES

  Accrued expenses consist of the following at September 30:

                                                            1997       1998
                                                         ---------- -----------
      Compensation and benefits......................... $5,557,200 $ 8,088,883
      Reimbursements to third party payors..............  2,063,547   4,555,783
      Interest..........................................    340,227   3,954,734
      Professional fees.................................    446,672   1,751,848
      Other.............................................  1,218,612     797,633
                                                         ---------- -----------
                                                         $9,626,258 $19,148,881
                                                         ========== ===========

                    EVEREST HEALTHCARE SERVICES CORPORATION

13. LONG-TERM DEBT

  Long-term debt consists of the following at September 30:

                                                        1997         1998
                                                     ----------- ------------
      9 3/4% senior subordinated notes due 2008,
       Series B..................................... $       --  $100,000,000
      Revolving credit facility.....................  11,553,813          --
      Acquisition funding facility..................  17,276,000          --
      Acquisition term notes........................   7,000,000    7,000,000
      Installment notes payable.....................     928,457    1,753,605
      Other.........................................     233,658          --
                                                     ----------- ------------
                                                      36,991,928  108,753,605
      Less: Current maturities......................     795,492      606,624
                                                     ----------- ------------
                                                     $36,196,436 $108,146,981
                                                     =========== ============

9 3/4% SENIOR SUBORDINATED NOTES DUE 2008, SERIES B

  On May 5, 1998, the Company completed a private placement issuance of $100 million in principal amount of 9 3/4% Senior Subordinated Notes due 2008 (the Offering). The Offering was made to qualified institutional buyers pursuant to Rule 144A of the Securities and Exchange Commission (SEC). Effective September 2, 1998 the Company registered the senior subordinated notes with the SEC. Upon the effectiveness of the registration, the Company exchanged 9 3/4% Senior Subordinated Notes due 2008, Series B for the notes sold in the Offering.

  The 9 3/4% Senior Subordinated Notes, Series B (the Notes) mature on May 1, 2008. Interest is payable semi-annually in arrears each November 1 and May 1, commencing November 1, 1998. On or after May 1, 2003, the Notes may be redeemed at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest:

                                                                      REDEMPTION
      YEAR                                                              PRICE
      ----                                                            ----------
      2003...........................................................  104.875%
      2004...........................................................  103.250%
      2005...........................................................  101.625%
      2006 and thereafter............................................  100.000%

  In addition, at any time on or prior to May 1, 2001, the Company may, subject to certain requirements, redeem up to $35.0 million aggregate principal amount of the Notes with the net cash proceeds of one or more public equity offerings, at a price equal to 109.75% of the principal amount to be redeemed plus accrued and unpaid interest. In the event of a change in control, the Company would be required to offer to repurchase the Notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest.

  The Notes are general obligations of the Company, sub-ordinated in right of payment to all existing and future senior debt and are guaranteed by the Company's wholly-owned subsidiaries (the Guarantor Subsidiaries). Each of the Guarantor Subsidiaries' guarantees of the Notes are full, unconditional, and joint and several. The Company may incur additional indebtedness, including borrowings under its Credit Facility (see below), subject to certain limitations. See Note 20 for financial information as of September 30, 1997 and 1998.

  The indenture under which the Notes were issued contains certain covenants that were met at September 30, 1998.

                    EVEREST HEALTHCARE SERVICES CORPORATION

CREDIT FACILITIES

  The Company has a revolving credit facility which matures on May 15, 2001. The revolving credit facility allows aggregate borrowings of $35 million including Letters of Credit of up to approximately $529,000. The borrowings are limited to 75% of eligible accounts receivable. Interest is payable at the Company's option of either the bank's prime rate (8.50% at September 30, 1998), or the London Interbank Offered Rate (LIBOR) (5.312% at September 30, 1998) plus 1.75%-2.25%. Commitment fees of .375% of the unused portion of the line of credit are payable quarterly. No amounts were drawn on the revolving credit facility at September 30, 1998.

  The acquisition funding facility allows borrowings of up to $70 million. Interest is payable at the Company's option of either the bank's prime rate plus .25%-.50% or LIBOR plus 1.75%-2.25%. Commitment fees on the unused balance of the acquisition funding facility of 0.5% are payable quarterly. No amounts were drawn on the acquisition funding facility at September 30, 1998.

  The credit agreements covering the revolving credit facility and the acquisition funding facility contain covenants, which among other things, require the Company to maintain certain financial ratios and minimum levels of net worth. The facilities are collateralized by a lien on assets of the Company. The credit agreements are also secured by an assignment of key-man life insurance for a period of not less than three years, with the amount of such insurance to be not less than $7.5 million through December 31, 1998, and $5 million through December 31, 1999.

  The total amount of borrowings available to be drawn under the revolving credit facility and the acquisition funding facility are limited to an aggregate of $100 million.

ACQUISITION TERM NOTES

  In connection with the acquisition of Alliance (Note 7), the Company incurred $7 million in notes payable to the former owners of Alliance. These notes mature on October 31, 2002, and bear interest at the 5-year Treasury Note rate (5.79% as of September 30, 1998) (as determined on November 1 of each year) plus 3.0%. Interest is payable monthly.

INSTALLMENT NOTES PAYABLE

  The Company has entered into various installment notes payable which are payable to a vendor of medical equipment through September 2001, and bear interest at 9.5% per annum. The notes are collateralized by medical equipment.

  Maturities of long term debt at September 30, 1998, are as follows:

      1999......................................................... $    606,624
      2000.........................................................      666,834
      2001.........................................................      480,147
      2002.........................................................          --
      2003.........................................................    7,000,000
      2004 and thereafter..........................................  100,000,000
                                                                    ------------
                                                                    $108,753,605
                                                                    ============

14. INCOME TAXES

  Deferred income taxes reflect the net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes at September 30 were as follows:

                    EVEREST HEALTHCARE SERVICES CORPORATION

                                                         1997         1998
                                                      -----------  -----------
      Allowance for uncollectible accounts........... $ 1,109,000  $ 2,347,000
      Accrued vacation...............................     511,000      792,000
      Net operating loss carryforwards...............      29,000       29,000
                                                      -----------  -----------
      Total deferred tax assets......................   1,649,000    3,168,000
      Patient accounts receivable basis difference...  (1,740,000)  (1,384,000)
      Other..........................................     (17,000)    (132,000)
                                                      -----------  -----------
      Total deferred tax liabilities.................  (1,757,000)  (1,516,000)
                                                      -----------  -----------
      Net deferred tax asset (liability)............. $  (108,000) $ 1,652,000
                                                      ===========  ===========

  Income taxes consist of the following at September 30:

                                                  1996       1997       1998
                                               ---------- ---------- ----------
      Current:
        Federal............................... $2,106,000 $2,555,000 $4,120,000
        State.................................    500,000    603,000  1,181,000
      Deferred................................    194,000    531,000 (1,760,000)
                                               ---------- ---------- ----------
                                               $2,800,000 $3,689,000 $3,541,000
                                               ========== ========== ==========

  Federal income taxes at the statutory rate are reconciled with the Company's income tax provision at September 30 as follows:

                                                               1996  1997  1998
                                                               ----  ----  ----
      Federal statutory rate.................................. 34.0% 34.0% 34.0%
      State income taxes, net of federal benefit..............  4.4   5.0   7.0
      Nondeductible goodwill amortization.....................  2.5   5.5  10.1
      Other, net..............................................  (.3)  2.1  (2.1)
                                                               ----  ----  ----
                                                               40.6% 46.6% 49.0%
                                                               ====  ====  ====

15. STOCK OPTIONS

  The Company has stock options outstanding as follows:

                                                                     EXERCISE
                                                         OPTIONS      PRICE
                                                        ---------  ------------
      Balance at October 1, 1995.......................       --   $        --
      Granted..........................................   526,500          7.50
                                                        ---------
      Balance at September 30, 1996....................   526,500          7.50
      Granted.......................................... 1,229,600          9.10
                                                        ---------
      Balance at September 30, 1997.................... 1,756,100     7.50-9.10
      Granted..........................................   140,000         13.05
      Forfeitures......................................   (31,200)         9.10
                                                        ---------
                                                        1,864,900  $7.50-$13.05
                                                        =========

                    EVEREST HEALTHCARE SERVICES CORPORATION

  Included in the stock options outstanding are 526,500 stock options issued on October 1, 1995 to Peak (the predecessor of the Company), and 354,100 stock options issued in 1997. These options had not been included in prior periods as they represented the parent company's ownership of stock options in its subsidiary. In connection with the reorganization on November 30, 1997, these 880,600 stock options were issued to Peak Liquidating, LLC (a shareholder of the Company) and, as such, have been reflected as outstanding in all periods subsequent to their original grant. The 526,500 options were issued upon the formation of the Company and are currently exercisable. The remaining 1,338,400 options outstanding were issued under the Everest Healthcare Services Corporation 1996 Stock Award Plan (the 1996 Plan). The 1996 Plan permits the granting of stock options to certain key executive, managerial, and administrative employees of the Company to purchase shares of the Company's common stock. The stock options awarded vest ratably over a four year period in 25% increments. The stock options awarded expire ten years from the date of grant. Of the stock options outstanding under the 1996 Plan, 299,600 are exercisable at September 30, 1998.

  In connection with the Company's reorganization, the Company cancelled all stock options outstanding and subsequently reissued them under the Everest Healthcare Services Corporation 1998 Stock Award Plan (the 1998 Plan). The 1998 Plan contains the same provisions as the 1996 Plan and the reissuance of stock options had no effect on the options previously issued.

  The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25), as permitted in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). Had the provisions of SFAS 123 been used in the calculation of compensation expense (calculated using the minimum value method for nonpublic companies), pro forma net income would have been approximately $35,000 and $211,000 lower than the net income reported in the statement of operations for the years ended September 30, 1997 and 1998, respectively.

16. RELATED PARTY TRANSACTIONS

  The Company provides administrative and purchasing services to several of its unconsolidated affiliates, all of which are owned, or substantially owned, by the majority equity holders of the Company. Fees charged to affiliates for services were approximately $1,579,000, $1,295,000, and $1,939,000 during the years ended September 30, 1996, 1997, and 1998, respectively, and are included in the accompanying consolidated statement of operations. In addition, the Company provides advances to certain affiliates. Amounts due from unconsolidated affiliates at September 30 were as follows:

                                                         1997        1998
                                                      ----------- -----------
      Nephrology Associates of Northern Illinois,
       Ltd........................................... $ 7,642,675 $ 8,408,654
      Unconsolidated Joint Ventures..................   4,735,816   8,210,084
      Others.........................................     311,639      25,000
                                                      ----------- -----------
                                                      $12,690,130 $16,643,738
                                                      =========== ===========

  Nephrology Associates of Northern Illinois, Ltd., an unconsolidated affiliate substantially owned by the majority equity holders of the Company, provides management and physician supervisory services to the Company's outpatient maintenance dialysis operations. Total fees incurred for such services amounted to approximately $2,369,000, $1,883,000, and $1,536,000 during the years ended September 30, 1996, 1997, and 1998, respectively, and are included in the accompanying consolidated statement of operations.

  The Company earned interest on outstanding balances due from unconsolidated affiliates of approximately $748,000, $1,368,000, and $1,261,000 during the years ended September 30, 1996, 1997, and 1998, respectively.

17. SIGNIFICANT VENDOR

  For the years ended September 30, 1996, 1997, and 1998, purchases from two vendors accounted for 55%, 49%, and 46% of total purchases, respectively.

                    EVEREST HEALTHCARE SERVICES CORPORATION

18. SUPPLEMENTAL CASH FLOW INFORMATION

  The following table provides supplemental cash flow data in addition to the information provided in the consolidated statements of cash flows for the years ended September 30:

                                                  1996       1997       1998
                                               ---------- ---------- -----------
Cash paid for:
  Income taxes...............................  $2,134,000 $2,068,000 $ 7,176,064
  Interest...................................   1,262,978  2,706,479   4,246,470
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Fair value of common stock issued in business
 acquisitions................................   8,891,055        --    2,769,984
Debt issued for acquisition of business......         --   7,000,000         --
Fair value of common stock issued in
 connection with the acquisition of minority
 interests...................................         --         --   26,610,000
Distribution of notes receivable to members..         --         --    7,208,809

19. SEGMENT INFORMATION

  The following table presents the Company's financial information by its business segments. Included in the dialysis services segment are revenues from management fees earned for administrative services.

                                                     ADJUSTMENTS
                              DIALYSIS    CONTRACT       AND
                              SERVICES    SERVICES   ELIMINATIONS CONSOLIDATED
                            ------------ ----------- ------------ ------------
Year ended September 30,
 1996:
Net revenues............... $ 83,013,309 $   157,905   $    --    $ 83,171,214
Depreciation and
 amortization..............    3,399,203       1,791        --       3,400,994
Income from operations.....    4,882,264      17,148        --       4,899,412
Total assets...............   64,265,311     445,432        --      64,710,743
Capital expenditures.......    1,298,573     143,317        --       1,441,890
Year ended September 30,
 1997:
Net revenues............... $ 99,172,280 $14,664,981   $(28,965)  $113,808,296
Depreciation and
 amortization..............    4,369,519     569,962        --       4,939,481
Income from operations.....   10,242,699   1,143,852        --      11,386,551
Total assets...............   87,033,825  15,173,821        --     102,207,646
Capital expenditures.......    7,547,556     209,605        --       7,757,161
Year ended September 30,
 1998:
Net revenues............... $125,800,929 $21,674,428   $    --    $147,475,357
Depreciation and
 amortization..............    6,292,119     634,507        --       6,926,626
Income from operations.....    9,561,822   2,329,594        --      11,891,416
Total assets...............  180,930,282  17,765,177        --     198,695,459
Capital expenditures.......   11,716,259     448,237        --      12,164,496

                    EVEREST HEALTHCARE SERVICES CORPORATION

20. OTHER FINANCIAL INFORMATION

  The Company is a holding company with no independent assets or operations. Therefore, the Company relies primarily upon payment from its subsidiaries for the funds necessary to meet its obligations, including the payment of interest. The ability of the subsidiaries to fund the obligations is subject to significant restrictions, will be dependent upon the earnings of the subsidiaries, and will be subject to applicable laws and approval by the subsidiaries. Full separate statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly owned subsidiaries of the Company. Management does not believe that inclusion of such financial statements would be material to investors. The guarantees of the Guarantor Subsidiaries are full, unconditional, and joint and several.

                    EVEREST HEALTHCARE SERVICES CORPORATION

  The following sets forth the financial data at September 30, 1998 and for year then ended:

                                                         NON-
                            PARENT      GUARANTOR     GUARANTOR
                           COMPANY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                         ------------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS
 DATA
Net revenues............ $        --   $118,926,604  $28,548,753   $        --   $147,475,357
Patient care costs......          --     73,870,853   19,997,307            --     93,868,160
General and
 administrative
 expenses...............    4,508,847    23,257,024    4,296,660            --     32,062,531
Provision for bad
 debts..................          --      2,461,348      265,276            --      2,726,624
Depreciation and
 amortization...........      595,059     5,183,321    1,148,246            --      6,926,626
                         ------------  ------------  -----------   ------------  ------------
Income (loss) from
 operations.............   (5,103,906)   14,154,058    2,841,264            --     11,891,416
Interest expense, net...   (3,727,134)   (1,025,039)  (1,180,472)           --     (5,932,645)
Equity in earnings of
 affiliates.............          --      1,784,470          --             --      1,784,470
Minority interests in
 (earnings) loss........     (315,000)     (237,410)      36,013            --       (516,397)
                         ------------  ------------  -----------   ------------  ------------
Income before income
 taxes..................   (9,146,040)   14,676,079    1,696,805            --      7,226,844
Income tax expense......          --      3,367,530      173,470            --      3,541,000
                         ------------  ------------  -----------   ------------  ------------
Net income (loss)....... $ (9,146,040) $ 11,308,549  $ 1,523,335   $        --   $  3,685,844
                         ============  ============  ===========   ============  ============
BALANCE SHEET DATA
Assets:
Cash and cash
 equivalents............ $ 10,730,611  $    240,193  $ 1,554,763   $        --   $ 12,525,567
Patient accounts
 receivable and other...       50,000    40,271,344    7,299,162       (758,442)   46,862,064
Other current assets....          --      5,598,471    1,085,329            --      6,683,800
Property and equipment,
 net....................    5,127,947    20,241,354    2,365,648            --     27,734,949
Goodwill, net...........   13,149,081    31,319,747   14,346,474            --     58,815,302
Amounts due from
 affiliates.............   37,398,980           --           --     (20,755,242)   16,643,738
Investment in
 affiliates.............   46,189,558     1,689,677          --     (46,189,558)    1,689,677
Other assets............    5,645,820    20,972,928    1,647,264       (525,650)   27,740,362
                         ------------  ------------  -----------   ------------  ------------
Total assets............ $118,291,997  $120,333,714  $28,298,640   $(68,228,892) $198,695,459
                         ============  ============  ===========   ============  ============
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities..... $  5,384,381  $ 20,774,387  $ 3,706,334   $   (758,442) $ 29,106,660
Long-term liabilities...  100,000,000    17,854,123   14,759,922    (21,280,892)  111,333,153
Total stockholders'
 equity.................   12,907,616    81,705,204    9,832,384    (46,189,558)   58,255,646
                         ------------  ------------  -----------   ------------  ------------
Total liabilities and
 stockholders' equity... $118,291,997  $120,333,714  $28,298,640   $(68,228,892) $198,695,459
                         ============  ============  ===========   ============  ============

                    EVEREST HEALTHCARE SERVICES CORPORATION

                                                           NON-
                             PARENT       GUARANTOR     GUARANTOR
                             COMPANY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                          -------------  ------------  ------------  ------------ -------------
STATEMENT OF CASH FLOWS
 DATA
Operating activities:
Net income (loss).......  $  (9,146,040) $ 11,308,549  $ 1,523,335       $--      $   3,685,844
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating
 activities:
Provision for bad
 debts..................            --      2,461,348      265,276        --          2,726,624
Depreciation and
 amortization...........        595,059     5,183,321    1,148,246        --          6,926,626
Deferred income taxes...            --     (1,760,000)         --         --         (1,760,000)
Equity in earnings of
 affiliates.............            --     (1,784,470)         --         --         (1,784,470)
Minority interests in
 (earnings) loss........        315,000       237,410      (36,013)       --            516,397
Net change in operating
 assets and liabilities
 (net of effect of
 acquisitions)..........     (1,702,425)      668,745   (1,972,957)       --         (3,006,637)
                          -------------  ------------  -----------       ----     -------------
Net cash provided by
 (used in) operating
 activities.............     (9,938,406)   16,314,903      927,887        --          7,304,384
Investing activities:
Capital expenditures....     (4,834,045)   (6,633,474)    (696,977)       --        (12,164,496)
Acquisition of
 intangible assets......            --    (19,507,054)         --         --        (19,507,054)
Acquisition of
 businesses, net of cash
 acquired...............            --    (17,370,952)         --         --        (17,370,952)
Increase in amounts due
 from affiliates........    (32,112,171)   28,158,563          --         --         (3,953,608)
                          -------------  ------------  -----------       ----     -------------
Net cash used in
 investing activities...    (36,946,216)  (15,352,917)    (696,977)       --        (52,996,110)
Financing activities:
Proceeds from long term
 debt...................    191,531,287           --           --         --        191,531,287
Payments on long term
 debt...................   (128,922,419)     (271,977)         --         --       (129,194,396)
Payment on capital lease
 obligations............            --       (766,233)         --         --           (766,233)
Distributions to
 members................       (600,022)          --           --         --           (600,022)
Deferred financing
 costs..................     (5,210,012)          --           --         --         (5,210,012)
                          -------------  ------------  -----------       ----     -------------
Net cash provided by
 (used in) financing
 activities.............     56,798,834    (1,038,210)         --         --         55,760,624
                          -------------  ------------  -----------       ----     -------------
Increase (decrease) in
 cash and cash
 equivalents............      9,914,212       (76,224)     230,910        --         10,068,898
Cash and cash
 equivalents at
 beginning of year......        816,398       316,418    1,323,853        --          2,456,669
                          -------------  ------------  -----------       ----     -------------
Cash and cash
 equivalents at end of
 year...................  $  10,730,610  $    240,194  $ 1,554,763       $--      $  12,525,567
                          =============  ============  ===========       ====     =============

                    EVEREST HEALTHCARE SERVICES CORPORATION

  The following sets forth the financial data at September 30, 1997 and for the year ended:

                                                       NON-
                           PARENT     GUARANTOR     GUARANTOR
                           COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                         ----------- ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS
 DATA
Net revenues...........  $       --  $94,991,665   $19,115,941   $   (299,310) $113,808,296
Patient care costs.....          --   58,095,256    13,962,673            --     72,057,929
General and
 administrative
 expenses..............          --   21,776,465     2,933,704            --     24,710,169
Provision for bad
 debts.................          --      578,049       136,117            --        714,166
Depreciation and
 amortization..........          --    4,158,861       780,620            --      4,939,481
                         ----------- -----------   -----------   ------------  ------------
Income from
 operations............          --   10,383,034     1,302,827       (299,310)   11,386,551
Interest (expense)
 income, net...........      423,561  (2,199,787)     (671,606)       299,310    (2,148,522)
Minority interests in
 earnings..............          --   (1,600,784)          --             --     (1,600,784)
Other income, net......          --      278,849           --             --        278,849
                         ----------- -----------   -----------   ------------  ------------
Income before income
 taxes.................      423,561   6,861,312       631,221            --      7,916,094
Income taxes...........          --    3,689,000           --             --      3,689,000
                         ----------- -----------   -----------   ------------  ------------
Net income ............  $   423,561 $ 3,172,312   $   631,221   $        --   $  4,227,094
                         =========== ===========   ===========   ============  ============
BALANCE SHEET DATA
Assets:
Cash and cash
 equivalents...........  $   816,398 $   316,418   $ 1,323,853   $        --   $  2,456,669
Patient accounts
 receivable and other..      116,875  28,725,143     3,928,897            --     32,770,915
Other current assets...          --    4,445,030       945,951     (2,630,062)    2,760,919
Property and equipment,
 net...................          --   12,733,522     2,240,650            --     14,974,172
Goodwill, net..........          --   19,200,708    12,861,246            --     32,061,954
Amounts due from (due
 to) affiliates........    5,286,809  17,882,635    (2,680,108)    (7,799,206)   12,690,130
Investment in
 affiliates............   19,845,583     828,118           --     (19,846,583)      827,118
Other assets...........          --    3,198,338       467,431            --      3,665,769
                         ----------- -----------   -----------   ------------  ------------
Total assets...........  $26,065,665 $87,329,912   $19,087,920   $(30,275,851) $102,207,646
                         =========== ===========   ===========   ============  ============
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities....  $       --  $15,483,844   $ 3,423,258   $ (1,330,267) $ 17,576,835
Long-term liabilities..      653,758  50,881,785     9,195,620     (9,099,001)   51,632,162
Stockholders' equity...   25,411,907  20,964,283     6,469,042    (19,846,583)   32,998,649
                         ----------- -----------   -----------   ------------  ------------
Total liabilities and
 stockholders' equity..  $26,065,665 $87,329,912   $19,087,920   $(30,275,851) $102,207,646
                         =========== ===========   ===========   ============  ============

                    EVEREST HEALTHCARE SERVICES CORPORATION

                                                    NON-
                          PARENT   GUARANTOR     GUARANTOR
                         COMPANY  SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                         -------- ------------  ------------ ------------ ------------
STATEMENT OF CASH FLOWS
 DATA
Operating activities:
  Net income ........... $423,561 $ 3,172,312    $  631,221      $--      $ 4,227,094
  Adjustments to
   reconcile net income
   to net cash provided
   by operating
   activities:
    Provision for bad
     debts..............      --      578,049       136,117       --          714,166
    Depreciation and
     amortization.......      --    4,158,861       780,620       --        4,939,481
    Deferred income
     taxes..............      --      531,000           --        --          531,000
    Minority interests
     in earnings........      --    1,600,784           --        --        1,600,784
    Net change in
     operating assets
     and liabilities
     (net of effect of
     acquisition).......  392,837  (9,528,873)     (224,105)      --       (9,360,141)
                         -------- -----------    ----------      ----     -----------
    Net cash provided by
     operating
     activities.........  816,398     512,133     1,323,853       --        2,652,384
Investing activities:
  Additions to property
   and equipment........      --   (7,757,161)          --        --       (7,757,161)
  Acquisition of
   businesses, net of
   cash acquired........      --   (5,041,736)          --        --       (5,041,736)
  Increase in amounts
   due from affiliates..      --   (4,771,052)          --        --       (4,771,052)
                         -------- -----------    ----------      ----     -----------
  Net cash used in
   investing
   activities...........      --  (17,569,949)          --        --      (17,569,949)
Financing activities:
  Proceeds from long
   term debt............      --   69,260,975           --        --       69,260,975
  Payments on long term
   debt.................      --  (50,845,655)          --        --      (50,845,655)
  Payments on capital
   lease obligations....      --      (37,898)          --        --          (37,898)
  Distribution to
   members..............      --     (101,547)          --        --         (101,547)
  Deferred financing
   costs................      --     (901,641)          --        --         (901,641)
                         -------- -----------    ----------      ----     -----------
  Net cash provided by
   financing
   activities...........      --   17,374,234           --        --       17,374,234
                         -------- -----------    ----------      ----     -----------
Increase in cash and
 cash equivalents.......  816,398     316,418     1,323,853       --        2,456,669
Cash and cash
 equivalents at
 beginning of year......      --          --            --        --              --
                         -------- -----------    ----------      ----     -----------
Cash and cash
 equivalents at end of
 year................... $816,398 $   316,418    $1,323,853      $--      $ 2,456,669
                         ======== ===========    ==========      ====     ===========

                    EVEREST HEALTHCARE SERVICES CORPORATION

  The following sets forth the financial data at September 30, 1996 and for the year ended:

                           PARENT    GUARANTOR    NON-GUARANTOR
                          COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                          --------  ------------  ------------- ------------ ------------
STATEMENT OF OPERATIONS
DATA:
 Net Revenues...........  $    --   $82,985,918     $ 584,847    $(399,551)  $83,171,214
 Patient care costs.....       --    54,462,884       421,900          --     54,884,784
 General and
  administrative
  expenses..............       --    17,239,945       222,725          --     17,462,670
 Provision for bad
  debts.................       --     2,472,534        50,820          --      2,523,354
 Depreciation and
  amortization..........       --     3,394,384         6,610          --      3,400,994
                          --------  -----------     ---------    ---------   -----------
 Income (loss) from
  operations............       --     5,416,171      (117,208)    (399,551)    4,899,412
 Interest (expense)
  income, net...........   355,169   (1,013,668)      (16,957)     399,551      (275,905)
 Minority interests in
  earnings..............       --      (810,314)          --           --       (810,314)
 Gain on curtailment of
  pension benefits......       --     3,043,628           --           --      3,043,628
 Other income (expense),
  net...................      (581)      39,869           --           --         39,288
                          --------  -----------     ---------    ---------   -----------
 Income (loss) before
  income taxes..........   354,588    6,675,686      (134,165)         --      6,896,109
 Income taxes...........     1,024    2,798,976           --           --      2,800,000
                          --------  -----------     ---------    ---------   -----------
 Net income (loss)......  $353,564  $ 3,876,710     $(134,165)   $     --    $ 4,096,109
                          ========  ===========     =========    =========   ===========
STATEMENT OF CASH FLOWS
DATA:
 Operating activities:
 Net income (loss)......  $353,564  $ 3,876,710     $(134,165)   $     --    $ 4,096,109
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities:
 Provision for bad
  debts.................       --     2,472,534        50,820          --      2,523,354
 Depreciation and
  amortization..........       --     3,394,384         6,610          --      3,400,994
 Gain on curtailment of
  pension benefits......       --    (3,043,628)          --           --     (3,043,628)
 Deferred income taxes..       --       194,000           --           --        194,000
 Minority interests in
  earnings..............       --       810,314           --           --        810,314
 Net change in operating
  assets and liabilities
  (net of effect of
  acquisitions).........  (353,564)  (1,509,463)       76,735          --     (1,786,292)
                          --------  -----------     ---------    ---------   -----------
 Net cash provided by
  operating activities..       --     6,194,851           --           --      6,194,851
 Investing Activities:
 Additions to property
  and equipment.........       --    (1,441,890)          --           --     (1,441,890)
 Acquisitions of
  business, net of cash
  acquired..............       --    (3,201,756)          --           --     (3,201,756)
 Increase in amounts due
  from affiliates.......       --    (8,268,297)          --           --     (8,268,297)
                          --------  -----------     ---------    ---------   -----------
 Net cash used in
  investing activities..       --   (12,911,943)          --           --    (12,911,943)
 Financing Activities:
 Proceeds from long term
  debt..................  $    --   $12,779,088     $     --     $     --    $12,779,088
 Payments on long term
  debt..................       --    (7,688,926)          --           --     (7,688,926)
 Other..................       --     1,626,930           --           --      1,626,930
                          --------  -----------     ---------    ---------   -----------
 Net cash provided by
  financing activities..       --     6,717,092           --           --      6,717,092
                          --------  -----------     ---------    ---------   -----------
 Increase in cash and
  cash equivalents......       --           --            --           --            --
 Cash and cash
  equivalents ..........       --           --            --           --            --
                          --------  -----------     ---------    ---------   -----------
 Cash and cash
  equivalents at end of
  year..................  $    --   $       --      $     --     $     --    $       --
                          ========  ===========     =========    =========   ===========

                                                                     SCHEDULE II

                        VALUATION & QUALIFYING ACCOUNTS
                    EVEREST HEALTHCARE SERVICES CORPORATION

                                 (IN THOUSANDS)

                                               ADDITIONS
                                            ----------------
                                   BALANCE                              BALANCE
                                     AT     CHARGED CHARGED             AT END
                                  BEGINNING   TO    TO OTHER              OF
                                  OF PERIOD EXPENSE ACCOUNTS RECOVERIES PERIOD
                                  --------- ------- -------- ---------- -------
Year ended September 30, 1998
Deducted from asset accounts:
  Allowance for patient accounts
   receivable....................  $2,791   $2,727   3,258     $2,295   $6,481
                                   ------   ------   -----     ------   ------
    Total........................  $2,791   $2,727   3,258     $2,295   $6,481
                                   ======   ======   =====     ======   ======
Year ended September 30, 1997
Deducted from asset accounts:
  Allowance for patient accounts
   receivable....................  $3,014   $  714   $  --     $  937   $2,791
                                   ------   ------   -----     ------   ------
    Total........................  $3,014   $  714   $  --     $  937   $2,791
                                   ======   ======   =====     ======   ======
Year ended September 30, 1996
Deducted from asset accounts:
  Allowance for patient accounts
   receivable....................  $   --   $2,523   $ 491     $   --   $3,014
                                   ------   ------   -----     ------   ------
    Total........................  $   --   $2,523   $ 491     $   --   $3,014
                                   ======   ======   =====     ======   ======