Form 10-Q
period 1998-12-31
EVEREST HEALTHCARE SERVICES CORP; MERCY DIALYSIS CENTER INC; AMARILLO ACUTE DIALYSIS SPECIALISTS LLC; CON MED SUPPLY CO INC; CONTINENTAL HEALTH CARE LTD; DIALYSIS SPECIALISTS OF CORPUS CHRISTI LLC; DIALYSIS SPECIALISTS OF TEXAS LLC; DUPAGE DIALYSIS LTD; EVEREST MANAGEMENT INC; HEMO DIALYSIS OF AMARILLO LLC
filed 1999-02-16
CIK 1058560, 825923, 1064285, 1064286, 1064287, 1064288, 1064289, 1064290, 1064291, 1064292

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998

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
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                             EVEREST TWO IPA, INC.
             (Exact name of registrant as specified in its charter)

                New York                              Applied for
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                            EVEREST THREE IPA, INC.
             (Exact name of registrant as specified in its charter)

                New York                              Applied for
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                     ACUTE EXTRACORPOREAL SERVICES, L.L.C.
             (Exact name of registrant as specified in its charter)

                Delaware                              Applied for
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                  101 North Scoville, Oak Park, Illinois 60302
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (708) 386-1000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of February 16, 1999, the number of shares outstanding of the Common Stock of Everest Healthcare Services Corporation, par value $.001 per share, was 12,884,720.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
Item 1. Financial Statements
  Condensed Consolidated Balance Sheet
     September 30, 1998 and December 31, 1998 (unaudited).............     2
  Condensed Consolidated Income Statement--(unaudited)
     For the three months ended December 31, 1997 and 1998............     3
  Condensed Consolidated Statement of Cash Flow--(unaudited)
     For the three months ended December 31, 1997 and 1998............     4
  Notes to the Condensed Consolidated Financial Statements............     5
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................     9
Item 3. Quantitative and Qualitative Disclosures About Market Risk....    15

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.............................................    15
Item 2. Changes in Securities and Use of Proceeds.....................    15
Item 6. Exhibits and Reports on Form 8-K..............................    16
Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

--------------------------------------------------------------------------------
                         PART I--FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                    EVEREST HEALTHCARE SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       September   December 31,
                                                        30, 1998       1998
                                                      ------------ ------------
                                                                   (unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents.......................... $ 12,525,567 $  9,514,424
  Patient accounts receivable, less allowance of
   $6,481,000 and $6,818,000                            41,473,765   41,843,104
  Other current assets...............................   12,072,099   13,357,627
                                                      ------------ ------------
    Total current assets.............................   66,071,431   64,715,154
Other assets:
  Goodwill, net......................................   58,815,302   58,334,770
  Intangible assets, net.............................   26,446,720   25,990,273
  Amounts due from affiliates........................   16,643,738   14,772,774
  Other..............................................    2,983,319    2,643,816
                                                      ------------ ------------
    Total other assets...............................  104,889,079  101,741,633
Property and equipment, net..........................   27,734,949   28,064,306
                                                      ------------ ------------
    Total assets..................................... $198,695,459 $194,521,093
                                                      ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable................................... $  8,845,097 $  7,953,103
  Accrued liabilities................................   19,148,881   15,438,883
  Current portion of long-term debt..................      606,624      637,733
  Current portion of capital lease obligations.......      506,058      544,515
                                                      ------------ ------------
    Total current liabilities........................   29,106,660   24,574,234
Long-term debt, less current portion ................  108,146,981  108,020,939
Capital lease obligations, less current portion......      311,408      162,722
Deferred income taxes................................    1,500,000    1,513,104
Minority interests...................................    1,374,764    1,504,180
Stockholders' equity:
  Common stock, $.001 par value, 20,000,000 shares
   authorized; 12,884,720 shares issued and
   outstanding.......................................       12,885       12,885
  Additional paid-in capital.........................   55,171,224   55,171,224
  Retained earnings..................................    3,071,537    3,561,805
                                                      ------------ ------------
    Total stockholders' equity.......................   58,255,646   58,745,914
                                                      ------------ ------------
    Total liabilities and stockholders' equity....... $198,695,459 $194,521,093
                                                      ============ ============

           See notes to condensed consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENT

                                                         Three months ended
                                                            December 31,
                                                       ------------------------
                                                          1997         1998
                                                       -----------  -----------
Net revenues.......................................... $33,605,270  $39,868,685
Operating expenses:
  Patient care costs..................................  20,179,338   24,909,891
  General and administrative..........................   6,905,540    8,163,797
  Provision for bad debts.............................   1,151,447      837,487
  Depreciation and amortization.......................   1,392,274    2,356,217
                                                       -----------  -----------
    Total operating expenses..........................  29,628,599   36,267,392
                                                       -----------  -----------
Income from operations................................   3,976,671    3,601,293
Nonoperating income (expense):
  Interest expense....................................  (1,157,760)  (2,958,944)
  Interest income.....................................     409,442      534,543
  Equity in earnings of unconsolidated subsidiaries...         --       126,660
  Minority interests in earnings......................    (629,599)    (300,016)
  Other...............................................         --        39,588
                                                       -----------  -----------
                                                        (1,377,917)  (2,558,169)
                                                       -----------  -----------
Income before income taxes............................   2,598,754    1,043,124
Income taxes..........................................   1,450,000      552,856
                                                       -----------  -----------
Net income............................................ $ 1,148,754  $   490,268
                                                       ===========  ===========



           See notes to condensed consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Three months ended
                                                          December 31,
                                                    --------------------------
                                                        1997          1998
                                                    ------------  ------------
Operating activities
Net income........................................  $  1,148,754  $    490,268
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Provision for bad debts.........................     1,151,447       837,487
  Depreciation and amortization...................     1,392,274     2,356,217
  Equity in earnings of unconsolidated
   subsidiaries...................................           --       (126,660)
  Minority interests in earnings..................       629,599       300,016
  Changes in operating assets and liabilities (net
   of effect of acquisitions):
    Patient and other accounts receivable.........      (708,330)   (1,212,759)
    Other assets..................................     1,323,610      (677,184)
    Accounts payable, accruals, and other
     liabilities..................................     1,658,856    (4,601,993)
                                                    ------------  ------------
      Net cash provided by (used in) operating
       activities.................................     6,596,210    (2,634,608)
Investing activities
Additions to property and equipment...............    (2,331,000)   (1,589,300)
(Increase) decrease in amounts due from
 affiliates.......................................    (2,130,608)    1,870,964
                                                    ------------  ------------
      Net cash provided by (used in) investing
       activities.................................    (4,461,608)      281,664
Financing activities
Proceeds from long-term debt......................    15,250,000    20,550,000
Payments on long-term debt........................   (16,360,080)  (20,698,933)
Payments on capital lease obligations.............      (570,747)     (186,266)
Distributions to members..........................      (600,000)     (323,000)
                                                    ------------  ------------
      Net cash used in financing activities.......    (2,280,827)     (658,199)
Decrease in cash and cash equivalents.............      (146,225)   (3,011,143)
Cash and cash equivalents at beginning of period..     2,456,669    12,525,567
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $  2,310,444  $  9,514,424
                                                    ============  ============
Supplemental cash flow disclosures:
Income taxes paid.................................  $    349,700  $  1,117,275
Interest paid.....................................       984,254     5,287,049
Distributions of notes receivable to members......     7,208,831           --
Issuance of common stock to acquire minority
 interests........................................    26,610,000           --


           See notes to condensed consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Reorganization

  Effective November 30, 1997, Peak Healthcare, L.L.C. (Peak), the predecessor to the Company, was reorganized whereby the following transactions occurred simultaneously. The members of Peak contributed all of their interests in Peak for an equal number of membership interests in Peak Liquidating, L.L.C. (Peak Liquidating), a newly formed limited liability company. The operating agreement and number and classes of interests of Peak Liquidating were identical to Peak. Upon the exchange, Peak Liquidating, the sole member of Peak, contributed its interests in Peak for shares of common stock of Everest Healthcare II, Inc. (Everest II), a newly-formed subchapter C Corporation. The number of shares of common stock of Everest II received by Peak Liquidating was equal to the number of shares of Everest held by Peak. The number and class of authorized shares of Everest II upon formation was identical to that of Everest. Following the exchange, Peak was liquidated. Upon the consummation of these transactions, Everest II issued shares of common stock, representing approximately 30% of the shares of the Company, to the minority interest holders in Everest in exchange for their shares of Everest common stock. The acquisition of minority interest was treated as a purchase in accordance with generally accepted accounting principles and goodwill of approximately $12.4 million was recognized. Upon the consummation of these transactions, Everest became a wholly owned subsidiary of Everest II. In March 1998, Everest was merged into Everest II. Upon the merger, Everest II (the surviving entity) changed its name to Everest Healthcare Services Corporation.

  All references to the Company or Everest refer collectively to Peak and its subsidiaries prior to the reorganization, and Everest Healthcare Services Corporation and its subsidiaries subsequent to the reorganization.

2. Interim Financial Statements

  The financial information at December 31, 1998 and for the three months ended December 31, 1997 and 1998 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and the results of operations and cash flows for those periods. Results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 29, 1998.

3. New Accounting Standards

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

4. Other Financial Information

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

  The following table sets forth the financial data at December 31, 1998 and for the three months then ended:

                                                          Non-
                             Parent      Guarantor     Guarantor
                            Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                          ------------  ------------  ------------  ------------  ------------
Statement of Operations
 Data:
 Net revenue............  $        --   $ 31,795,016  $ 8,073,669   $        --   $ 39,868,685
 Patient care costs.....           --     19,418,842    5,491,049            --     24,909,891
 General and
  Administrative
  expenses..............     4,770,728     2,419,943      973,126            --      8,163,797
 Provision for bad
  debts.................           --        746,195       91,292            --        837,487
 Depreciation and
  amortization..........       458,442     1,575,267      322,508            --      2,356,217
                          ------------  ------------  -----------   ------------  ------------
 Income (loss) from
  operations............    (5,229,170)    7,634,769    1,195,694            --      3,601,293
 Interest expense, net..     2,099,040        28,158      297,203            --      2,424,401
 Equity in earnings of
  unconsolidated
  subsidiaries..........           --       (126,660)         --             --       (126,660)
 Minority interest
  expense...............           --        277,172       22,844            --        300,016
 Other..................           --        (39,588)         --             --        (39,588)
                          ------------  ------------  -----------   ------------  ------------
 Income (loss) before
  income taxes expense..    (7,328,210)    7,495,687      875,647            --      1,043,124
 Income tax expense.....           --        452,986       99,870            --        552,856
                          ------------  ------------  -----------   ------------  ------------
 Net income (loss)......  $ (7,328,210) $  7,042,701  $   775,777   $        --   $    490,268
                          ============  ============  ===========   ============  ============
Balance Sheet Data:
 Assets:
 Cash and cash
  equivalents...........  $  8,413,678  $    915,973  $   184,773   $        --   $  9,514,424
 Patient accounts
  receivable and other..        33,740    38,583,590    7,872,628     (1,669,706)   44,820,252
 Other current assets...     5,176,047     4,071,385    1,133,047            --     10,380,479
 Property and Equipment,
  net...................     8,509,448    16,567,792    2,987,065            --     28,064,305
 Goodwill, net..........    13,010,739    31,257,619   14,066,412            --     58,334,770
 Amounts due from
  affiliates............    45,960,922   (31,523,907)     335,759            --     14,772,774
 Investment in
  affiliates............    40,643,536     7,171,201          --     (46,100,367)    1,714,370
 Other assets...........     7,229,129    18,106,510    1,999,849       (415,769)   26,919,719
                          ------------  ------------  -----------   ------------  ------------
 Total assets...........  $128,977,239  $ 85,150,163  $28,579,533   $(48,185,842) $194,521,093
                          ============  ============  ===========   ============  ============
 Liabilities and
  Stockholders' Equity:
 Current liabilities....  $  5,736,946  $ 10,393,533  $10,113,461   $ (1,669,706) $ 24,574,234
 Long-term liabilities..   100,139,378     3,358,990    8,118,346       (415,769)  111,200,945
 Total stockholders'
  equity................    23,100,915    71,397,640   10,347,726    (46,100,367)   58,745,914
                          ------------  ------------  -----------   ------------  ------------
 Total liabilities and
  stockholders' equity..  $128,977,239  $ 85,150,163  $28,579,533   $(48,185,842) $194,521,093
                          ============  ============  ===========   ============  ============
Statement of Cash Flows
 Data:
 Operating activities:
 Net income (loss)......  $ (7,328,210) $  7,042,701  $   775,777   $        --   $    490,268
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities:
  Provision for bad
   debts................           --        746,195       91,292            --        837,487
  Depreciation and
   amortization.........       458,442     1,575,267      322,508            --      2,356,217
  Equity in earnings of
   unconsolidated
   subsidiaries.........           --       (126,660)         --             --       (126,660)
  Minority interest in
   earnings.............           --        277,172       22,844            --        300,016
  Other.................           --            --           --             --            --
  Net change in
   operating assets and
   liabilities (net of
   effect of
   acquisitions)........      (844,509)  (11,080,784)   5,433,357            --     (6,491,936)
                          ------------  ------------  -----------   ------------  ------------
  Net cash provided by
   (used in) operating
   activities...........    (7,714,277)   (1,566,109)   6,645,778            --     (2,634,608)
 Investing Activities:
  Additions to property
   and equipment........      (274,775)     (827,355)    (487,170)           --     (1,589,300)
  Increase in amounts
   due from affiliates..    (8,561,942)   10,768,665     (335,759)           --      1,870,964
                          ------------  ------------  -----------   ------------  ------------
  Net cash provided by
   (used in) investing
   activities...........    (8,836,717)    9,941,310     (822,929)           --        281,664
 Financing Activities:
  Proceeds from notes
   payable..............    20,550,000           --           --             --     20,550,000
  Payments on notes
   payable..............   (20,550,000)     (335,199)         --             --    (20,885,199)
  Other.................           --            --      (323,000)           --       (323,000)
                          ------------  ------------  -----------   ------------  ------------
  Net cash provided by
   (used in) financing
   activities...........           --       (335,199)    (323,000)           --       (658,199)
Increase (decrease) in
 cash and cash
 equivalents............   (16,550,994)    8,040,002    5,499,849            --     (3,011,143)
Cash and cash
 equivalents at
 beginning of period....       816,398    10,385,316    1,323,853            --     12,525,567
                          ------------  ------------  -----------   ------------  ------------
Cash and cash
 equivalents at end of
 period.................  $(15,734,596) $ 18,425,318  $ 6,823,702   $        --   $  9,514,424
                          ============  ============  ===========   ============  ============

  The following table sets forth the financial data at December 31, 1997 and for the three months then ended:

                                                          Non-
                             Parent      Guarantor     Guarantor
                            Company     Subsidiaries  Subsidiaries Eliminations Consolidated
                          ------------  ------------  ------------ ------------ ------------
Statement of Operations
 Data:
 Net revenue............  $        --   $27,322,086    $6,283,184      $--      $ 33,605,270
 Patient care costs.....           --    15,856,986     4,322,352       --        20,179,338
 General and
  administrative
  expenses..............     4,288,897    1,689,814       926,829       --         6,905,540
 Provision for bad
  debts.................           --     1,092,884        58,563       --         1,151,447
 Depreciation and
  amortization..........       161,743      978,107       252,424       --         1,392,274
                          ------------  -----------    ----------      ----     ------------
 Income (loss) from
  operations............    (4,450,640)   7,704,295       723,016       --         3,976,671
 Interest expense, net..       333,498       82,986       331,834       --           748,318
 Equity in earnings of
  unconsolidated
  subsidiaries..........           --           --            --        --               --
 Minority interest
  expense...............           --       569,127        60,472       --           629,599
 Other..................           --           --            --        --               --
                          ------------  -----------    ----------      ----     ------------
 Income (loss) before
  income taxes expense..    (4,784,138)   7,052,182       330,710       --         2,598,754
 Income tax expense.....           --     1,450,000           --        --         1,450,000
                          ------------  -----------    ----------      ----     ------------
 Net income (loss)......  $ (4,784,138) $ 5,602,182    $  330,710      $--      $  1,148,754
                          ============  ===========    ==========      ====     ============
Statement of Cash Flows
 Data:
 Operating activities:
 Net income (loss)......  $ (4,784,138) $ 5,602,182    $  330,710      $--      $  1,148,754
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities:
  Provision for bad
   debts................           --     1,092,884        58,563       --         1,151,447
  Depreciation and
   amortization.........       161,743      978,107       252,424       --         1,392,274
  Equity in earnings of
   unconsolidated
   subsidiaries.........           --           --            --        --               --
  Minority interest in
   earnings.............           --       569,127        60,472       --           629,599
  Other.................           --           --            --        --               --
  Net change in
   operating assets and
   liabilities (net of
   effect of
   acquisitions)........     9,665,792   (8,860,685)    1,469,029       --         2,274,136
                          ------------  -----------    ----------      ----     ------------
  Net cash provided by
   (used in) operating
   activities...........     5,043,397     (618,385)    2,171,198       --         6,596,210
 Investing Activities:
  Additions to property
   and equipment........      (284,745)  (1,639,139)     (407,116)      --        (2,331,000)
  Acquisition of
   businesses, net of
   cash acquired........           --           --            --        --               --
  Increase in amounts
   due from affiliates..   (20,767,106)  18,636,498           --        --        (2,130,608)
                          ------------  -----------    ----------      ----     ------------
  Net cash provided by
   (used in) investing
   activities...........   (21,051,851)  16,997,359      (407,116)      --        (4,461,608)
 Financing Activities:
  Proceeds from notes
   payable..............    15,250,000          --            --        --        15,250,000
  Payments on notes
   payable..............   (15,900,000)  (1,030,827)          --        --       (16,930,827)
  Other.................      (600,000)         --            --        --          (600,000)
                          ------------  -----------    ----------      ----     ------------
  Net cash used in
   financing
   activities...........    (1,250,000)  (1,030,827)          --        --        (2,280,827)
Increase (decrease) in
 cash and cash
 equivalents............   (17,258,454)  15,348,147     1,764,082       --          (146,225)
Cash and cash
 equivalents at
 beginning of period....       816,398      316,418     1,323,853       --         2,456,669
                          ------------  -----------    ----------      ----     ------------
Cash and cash
 equivalents at end of
 period.................  $(16,442,056) $15,664,565    $3,087,935      $--      $  2,310,444
                          ============  ===========    ==========      ====     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report and in the Company's Report on Form 10-K for the fiscal year ended September 30, 1998.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

  This Report contains certain "forward-looking statements" with respect to results of operations and businesses of the Company. All statements other than statements of historical facts included in this Report, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phases including, but not limited to, "intended," "will," "should," "may," "expects," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. See the "Risk Factors" section of the Company's Registration Statement on Form S-4 (File No. 333-57191) for a discussion of certain risks applicable to the Company and its business.

Overview

  Everest is a leading provider of dialysis and other blood treatment services. Founded in 1968 and principally owned by nephrologists, the Company has a long-standing focus on developing strong relationships with physicians to provide high-quality patient care. The Company is the nation's sixth-largest provider of chronic dialysis outpatient services and serves approximately 5,700 patients through 63 facilities in 12 states. Everest also contracts with 102 hospitals in 11 states to provide a broad range of other extracorporeal blood treatment services, including inpatient acute dialysis, perfusion, apheresis and auto-transfusion (together, "Contract Services"). Pursuant to management contracts, Everest provides management services to (i) a physician practice group comprised of 26 nephrologists, primarily in the Chicago and northwest Indiana areas, and (ii) certain minority-owned or unaffiliated dialysis facilities. For the three months ended December 31, 1998, the Company derived 84.1% of its net revenues from chronic dialysis services, 13.9% from Contract Services and 2.0% from management services.

Sources of Revenues

  The Company's net revenues from chronic dialysis services are derived from:
(i) in-center dialysis and home dialysis services including drugs and supplies; and (ii) management contracts with hospital-based and other outpatient dialysis programs. The majority of the Company's in-center and home dialysis services are paid for under the Medicare End-Stage Renal Disease ("ESRD") program in accordance with rates established by the Health Care Financing Administration ("HCFA"). Additional payments are provided by other third-party payors (particularly by employer group health plans during the first thirty months of treatment), generally at rates higher than those reimbursed by Medicare. Everest is currently seeking to expand the portion of its revenues attributable to non-government payors by entering into contracts with managed care companies and other private payors. Because dialysis is an ongoing, life-sustaining therapy used to treat a chronic condition, utilization of the Company's chronic dialysis services is generally predictable and not subject to seasonal or economic fluctuations. ESRD patients may receive up to 156 dialysis treatments per year; however, due to hospitalization and no shows the Company's average number of treatments per patient per year is 136. Unless the patient moves to another dialysis facility, receives a kidney transplant or dies, the revenues generated per patient per year can be estimated with reasonable accuracy.

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

  During fiscal 1998, the Company acquired additional equity in three entities in which it previously held a minority interest: (i) Hemo Dialysis of Amarillo, L.L.C., which owns one outpatient and home dialysis facility located in Amarillo, Texas (the Company's interest was increased from 30.0% to 100.0%);
(ii) Home Dialysis of Mount Auburn, Inc., which owns one home dialysis facility located in Cincinnati, Ohio (the Company's interest was increased from 50.0% to 80.5%); and (iii) Dialysis Specialists of South Texas, L.L.C., which owns three outpatient and home dialysis facilities in Corpus Christi, Texas (the Company's interest was increased from 33.3% to 100.0%). In addition, effective April 1, 1998, the Company acquired 100.0% of North Buckner Dialysis Center, Inc., which owns one outpatient dialysis facility in Dallas, Texas. These acquisitions represented approximately 550 patients in the aggregate. Effective March 1, 1998, the Company acquired 70% of Perfusion Resource Association, L.L.C., a Contract Services business with two hospitals under contract. In May 1998, the Company developed and opened one outpatient dialysis facility located in Bronx, New York, pursuant to the management agreement with MMC described below.

  Pursuant to a Management Agreement with Montefiore Medical Center ("MMC"), New York Dialysis Management, Inc., a wholly-owned subsidiary of the Company ("NYDM"), has been managing four dialysis facilities located in the Bronx, New York (the "Facilities"). Under the original Management Agreement, NYDM had a right of first refusal to purchase the Facilities and the right to operate them (and in effect terminate the Management Agreement) in the event that MMC received and proposed to accept a bona fide offer for the purchase of one or all of the Facilities. After having been informed by MMC of the receipt of such an offer early in 1998, NYDM exercised its right of first refusal and, as a result, in July 1998, the parties entered into an Agreement to Amend and Not-to-Compete (the "Agreement to Amend") and Amendment No. 3 to the Management Agreement (the "Amendment"). Pursuant to the Agreement to Amend, NYDM paid an amount equal to $19,216,000 to MMC in consideration for MMC's covenant not-to-compete and other undertakings, including MMC's agreement to enter into the Agreement. Contemporaneously with the execution of the Agreement to Amend and the Amendment, MMC entered into a Medical Asset Purchase Agreement (the "Purchase Agreement") pursuant to which it agreed to sell the Facilities' medical assets to Everest Dialysis Services, Inc. ("EDS"), a corporation formed for this purpose under the laws of the State of New York, and which is owned by Craig Moore and Paul Balter, who are directors and officers of the Company. The parties have made the filings necessary to obtain the approval of the New York Public Health Council required for the consummation of the transactions contemplated under the Purchase Agreement and the subsequent operation of the Facilities by EDS. If the parties are unable to obtain such approval, at the option of NYDM, either NYDM and MMC will enter into a forty-year Administrative Services Agreement or MMC will be required to make certain payments to NYDM in exchange for the transfer by NYDM of the Facilities' non-medical assets to MMC.

Results of Operations

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

  Net Revenues. Net revenues increased $6.3 million or 18.8% to $39.9 million for the three months ended December 31, 1998 from $33.6 million for the three months ended December 31, 1997. This increase resulted primarily from a 22.2% increase in the number of treatments from 118,700 for the three months ended December 31, 1997 to 152,656 for the three months ended December 31, 1998. This growth in treatments is the result of the acquisition and development of various dialysis facilities and an 8.5% increase in same store treatments for the three months ended December 31, 1998 over the three months ended December 31, 1997.

  During the first quarter of fiscal 1999, the Company implemented a system to gather patient-level data to refine its estimate of its contractual adjustments (a component of the allowance for doubtful accounts). This patient-level information has improved the Company's ability to better estimate its adjustments to accounts receivable for contractual changes. Based upon this new information, it was determined that the allowance for doubtful receivables was underestimated by approximately $1.4 million. Also, based upon this new information, the Company made a business decision to reduce approximately $1.4 million in discretionary compensation that was previously accrued, as the financial results of the Company were not as previously anticipated. Overall, there has not been a significant effect on the net income of the Company for the year ended September 30, 1998 or for the three months ended December 31, 1998 for these estimates. In addition, the Company believes that the contractual adjustment component of the allowance for doubtful accounts (approximately $3.4 million of the $6.8 million allowance for doubtful receivables) at December 31, 1998 accurately reflects the potential adjustments to accounts receivable due to contractual changes. Additionally, the Company incurred approximately $1.0 million in contractual adjustments related to this new system and recognized a reduction in net revenues for the three months ended December 31, 1998. The Company will continue to make refinements and other modifications in the way it gathers and analyzes data for contractual adjustments. As the Company continues to refine the way it estimates these reserves it may cause additional adjustments to the financial results of the Company in the periods they are discovered. The Company believes that these refinements will not have a material effect on its future profitability. Furthermore, the Company believes that this new system will ultimately enhance the Company's profitability through improvements of collections of accounts receivable. The net revenue per treatment was $217 for the first quarter of fiscal 1999. Factoring in the $1.4 million of contractual adjustments the net revenue per treatment would have been $226 as compared to $224 for the first quarter of fiscal 1998.

  Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct and indirect labor, drugs and other medical supplies and operational costs of the facilities. Patient care costs increased $4.7 million or 23.3% to $24.9 million for the three months ended December 31, 1998 from $20.2 million for the three months ended December 31, 1997. This increase resulted primarily from an increase in the number of treatments performed during the period that caused a corresponding increase in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenues increased from 60.1% in the first quarter of fiscal 1998 to 62.4% in the first quarter of fiscal 1999 as a result of the contractual adjustments that caused net revenues to increase less than costs. However, patient care costs per treatment decreased from $141 for the three months ended December 31, 1997 to $138 for the three months ended December 31, 1998, a decrease of $3, or 2.2%. This decrease was achieved due to operating efficiencies resulting from the Company's profit improvement programs.

  General and Administrative Expenses. General and administrative expenses include corporate office costs and other administrative costs including accounting, billing, quality assurance, facility costs, treasury and information systems. General and administrative expenses increased $1.3 million or 18.8% to $8.2 million for the three months ended December 31, 1998 from $6.9 million for the three months ended December 31, 1997. This increase is mainly attributable to the continued growth of the corporate infrastructure, including the expansion of information systems, Year 2000 costs and increased professional fees. The increased costs related to the growth of the corporate infrastructure were directly offset by the reduction of $1.4 million of accruals related to discretionary compensation. As a result, general and administrative expenses as a percentage of net revenue remained constant at 20.5%.

  Provision for Bad Debts. The Company provides for doubtful patient receivables in the period that the revenue is recognized. The provision is based on management's estimate of the collectibility of the accounts receivable based upon several factors such as payor mix and billing practices. Provision for bad debts decreased $314,000 or 26.2% to $837,000 for the three months ended December 1998 from $1.2 million for the three months ended December 1997. This decrease was a result of the timing of the bad debt provision in fiscal 1998. Specifically, the Company increased its provision for bad debts by $1.2 million in the first quarter of fiscal 1998, which was a result of provisions established for specific receivables due to price increases in July 1997.

  Depreciation and amortization. Depreciation and amortization increased approximately $1 million or 71.4% to $2.4 million for the three months ended December 31, 1998 from $1.4 million for the three months ended December 31, 1997. The increase was due to increased amortization of goodwill as a result of business acquisitions (including the purchase of minority interests) and due to increased depreciation expense as a result of fixed asset purchases.

  Income from Operations. Income from operations decreased $375,000 or 9.4% to $3.6 million for the three months ended December 31, 1998 from $3.9 million for the three months ended December 31, 1997. Income from operations as a percentage of net revenues decreased to 9% for the three months ended December 31, 1998 as compared to 11.8% for the three months ended December 31, 1997. The decrease was due to the increase in expenses described above.

  Interest Expense, Net. Interest expense, net increased $1.7 million or 224% to $2.4 million for the three months ended December 31, 1998 from $748,000 for the three months ended December 31, 1997. The increase was attributable to the interest associated with the Company's senior subordinated debt issued in May 1998, offset in part by a decrease in the net borrowings under the Company's revolving bank credit facility.

  Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries represents the Company's portion of earnings in unconsolidated joint ventures. The Company recognized equity in earnings of unconsolidated subsidiaries of approximately $127,000 for the three months ended December 31, 1998. Throughout fiscal 1997 and into the first quarter of fiscal 1998, the joint venture entities were start up in nature and as such, the Company did not recognize any earnings.

  Minority Interests in Earnings. Minority interests in earnings represents the proportionate equity interests of other partners' in the Company's consolidated entities that are not wholly owned. Minority interests in earnings decreased approximately $330,000 or 52.4% to $300,000 for the three months ended December 31, 1998 as compared to $630,000 for the three months ended December 31, 1997. The decrease is primarily attributable to the reorganization of the Company in November 1997.

  Income Taxes. Income taxes decreased approximately $885,000 or 63.2% to $511,000 for the three months ended December 31, 1998 from $1.4 million for the three months ended December 31, 1997 as a result of the factors discussed above.

Year 2000 Compliance by the Company and Others

  Year 2000 compliance concerns the ability of certain computerized information systems to properly recognize date-sensitive information as the year 2000 approaches. Systems that do not recognize such information could generate erroneous data or cause systems to fail; this problem may occur as early as calendar year 1999. The Company is at risk both for its own Year 2000 compliance and for the Year 2000 compliance of those with whom it does business, particularly third party payors.

  The Company has established a Year 2000 Task Force to study and address Year 2000 issues. The Task Force consists of the Company's Director of Technology and Chief Information Officer, and representatives from all major areas of the Company. The task force meets weekly. The Company has hired four consultants that devote full time attention to Year 2000 issues. The Year 2000 Group of PricewaterhouseCoopers Consultants has also been retained as an advisor for Year 2000 issues.

  The Task Force has formulated and begun to implement a plan with six stages, as follows: (i) awareness, (ii) inventory, (iii) impact analysis, (iv) remediation, (v) testing and (vi) implementation. Phases (i) through (v) are currently in progress; the Company's goal is to complete all phases and be Year 2000 compliant by June 30, 1999.

  The Company has five major information technology systems, the present compliance of which is described below:

    1. Client tracking system. This system is Year 2000 compliant.

    2. Accounting package. The existing accounting package is not Year 2000 compliant. A Year 2000 upgrade will be available in the first quarter of calendar 1999 and will be installed at that time.

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

  The Company anticipates that the total amounts it will expend on Year 2000 issues are as follows:

      Consultants................................................... $  750,000
      Hardware......................................................    785,000
      Software......................................................    215,000
      Bio-Med Embedded Technology...................................    100,000
                                                                     ----------
          Total..................................................... $1,850,000
                                                                     ==========

  Management believes that the most significant risk to the Company of Year 2000 issues is the effect such issues may have on third-party payors, such as Medicare. With respect to Medicare payments, neither HCFA nor its fiscal intermediaries have any contingency plan in place. However, HCFA has mandated that its fiscal intermediaries submit a draft of their contingency plans to it and that they be prepared to ensure that no interruption of Medicare payments results from Year 2000 related failures of their systems. The Task Force has begun to consider worst case scenarios and contingency plans to deal with those scenarios.

  There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operations and financial condition.

Liquidity and Capital Resources

  The Company requires capital primarily for the acquisition and development of dialysis centers and Contract Services businesses, the purchase of property and equipment for existing centers and to finance working capital requirements. At December 31, 1998, the Company's working capital was $38.6 million.

  The Company's net cash used in operating activities was $2.6 million for the three months ended December 31, 1998. Cash used in operating activities consists of net income increased by non-cash expenses such as depreciation, amortization and the provision for bad debts and adjusted by the changes in components of working capital, primarily receivables, payables and accrued expenses. Accounts payable and other accrued liabilities decreased from September 30, 1998 due to the semi-annual interest payment related to the senior subordinated notes and due to a reduction of several accruals. The Company's net cash provided by investing activities was $282,000 for the three months ended December 31, 1998. The Company's principal sources and uses of cash consist of investing activities related to purchases of new equipment and leasehold improvements for existing dialysis centers, the development of de novo dialysis centers and net advances due from affiliated entities. Net cash used in financing activities was $658,000 for the three months ended December 31, 1998. The primary sources and uses of cash from financing activities were net borrowings or repayments under the Company's credit facility.

  The Company does not have any current material commitments for capital expenditures.

  On May 18, 1998, the Company refinanced its prior credit facility (the "Prior Credit Facility") with the same commercial bank that provided the Prior Credit Facility. The new credit facility (the "New Credit Facility") consists of two separate facilities: (i) a $35.0 million revolving credit facility maturing on May 15, 2001, which may be extended for two one-year periods at the issuing bank's discretion (the "Working Capital Facility"); and (ii) a $70.0 million acquisition financing facility maturing on May 15, 1999 (the "Acquisition Facility"), which includes the right to convert all or a portion of the borrowings outstanding thereunder to one or more five-year term loans (the "Term Loans"). The total amount drawn under the New Credit Facility may not exceed $100.0 million. The New Credit Facility contains operating and financial covenants, including, without limitation, requirements to maintain leverage and debt service coverage ratios and minimum tangible net worth. In addition, the New Credit Facility includes customary covenants relating to the delivery of financial statements, reports, notices and other information, access to information and properties, maintenance of insurance, payment of taxes, maintenance of assets, nature of business, corporate existence and rights, compliance with applicable laws, including environmental laws, transactions with affiliates, use of proceeds, limitation on indebtedness, limitations on liens, limitations on certain mergers and sales of assets, limitations on indebtedness, limitations on stock repurchases, and limitations on debt payments and other distributions including prepayment or redemption of the Company's senior subordinated notes. The New Credit Facility contains certain events of default after expiration of applicable grace periods, including defaults relating to: (i) nonpayment of principal, interest, fees or other accounts; (ii) violation of covenants; (iii) material inaccuracy of representations and warranties; (iv) bankruptcy; (v) material judgments; (vi) certain ERISA liabilities; and (vii) actual or asserted invalidity of any loan documents.

  In November 1996, the Company issued notes in the aggregate principal amount of $7.0 million as part of the purchase price for its acquisition of The Extracorporeal Alliance. The notes bear interest at a variable rate equal to the five-year Treasury note rate plus three percent and mature on October 31, 2002.

  A significant component of the Company's growth strategy is the acquisition and development of dialysis centers and the acquisition of Contract Services businesses. The Company believes that the remaining net proceeds from the offering of its senior subordinated notes (described in Part II, Item 2), existing cash and funds from operations, together with funds available under the New Credit Facility, will be sufficient to meet the Company's acquisition, development, expansion, capital expenditure and working capital needs for at least the next twelve months. In order to finance certain strategic acquisition opportunities, the Company may from time to time incur additional short and long-term bank indebtedness and may issue equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that the Company will be successful in implementing its growth strategy or that adequate sources of capital will be available in the future as needed on terms acceptable to the Company.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. The Company does not believe that its market risk financial instruments on December 31, 1998 would have a material effect on future operations or cash flow.

--------------------------------------------------------------------------------
                           PART II--OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a) Not applicable.

  (b) Not applicable.

  (c) Not applicable.

  (d) On May 5, 1998, the Company sold (the "Initial Offering") its $100,000,000 9 3/4% Senior Subordinated Notes due 2008, Series A (the "Private Notes"). On October 2, 1998, the Company delivered in exchange (the "Exchange") for the Private Notes its $100,000,000 9 3/4% Senior Subordinated Notes due 2008,

Series B (the "Notes"). The net proceeds to the Company from the Initial Offering were $95.2 million, after deducting the initial purchaser's discount and offering expenses. The Company used $48.4 million of the net proceeds to repay indebtedness under the Company's prior credit facility (the "Prior Credit Facility") that bore interest at a weighted average rate of 8.99% per annum as of June 30, 1998 and was to mature in May 2000. $7.2 million of the net proceeds were used to repay loans made to the Company by certain of its shareholders. $5.1 million of these loans bore interest at the prime rate plus 1% per annum and matured at various times throughout 1998. $2.1 million of these loans bore interest at the prime rate plus 1% per annum and matured on November 29, 2000. The Company used $19.2 million of net proceeds to acquire a management services agreement and $4.7 million to acquire land and buildings. Additionally, the Company used $5.4 million for working capital purposes. The remaining $10.3 million of net proceeds will be used to finance future acquisitions of dialysis facilities and Contract Services providers and for working capital and general corporate purposes. Pending such uses, the net proceeds have been and will be invested in cash and cash equivalents.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     3.41      Certificate of Incorporation of Everest Two IPA, Inc.

     3.42      By-laws of Everest Two IPA, Inc.

     3.43      Certificate of Incorporation of Everest Three IPA, Inc.

     3.44      By-laws of Everest Three IPA, Inc.

     3.45      Certificate of Formation of Acute Extracorporeal Services,
               L.L.C.

     27        Financial Data Schedule.

  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Everest Healthcare Services
                                           Corporation

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Amarillo Acute Dialysis Specialists,
                                           L.L.C.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Con-Med Supply Company, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Continental Health Care, Ltd.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                   /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Dialysis Specialists of Corpus
                                           Christi, L.L.C.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Dialysis Specialists of South Texas,
                                           L.L.C.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          DuPage Dialysis Ltd.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Everest Management, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Hemo Dialysis of Amarillo, L.L.C.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Home Dialysis of America, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Home Dialysis of Dayton, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Lake Avenue Dialysis Center, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Mercy Dialysis Center, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          New York Dialysis Management, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          North Buckner Dialysis Center, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Northwest Indiana Dialysis, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Ohio Valley Dialysis Center, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          WSKC Dialysis Services, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Everest New York Holdings, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Everest One IPA, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Everest Two IPA, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Everest Three IPA, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 1999.

                                          Acute Extracorporeal Services,
                                           L.L.C.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

 3.41 Certificate of Incorporation of Everest Two IPA, Inc.
 3.42 By-laws of Everest Two IPA, Inc.
 3.43 Certificate of Incorporation of Everest Three IPA, Inc.
 3.44 By-laws of Everest Three IPA, Inc.
 3.45 Certificate of Formation of Acute Extracorporeal Services, L.L.C.
 27   Financial Data Schedule.