Form 10-Q
period 1999-03-31
EVEREST HEALTHCARE SERVICES CORP; MERCY DIALYSIS CENTER INC; AMARILLO ACUTE DIALYSIS SPECIALISTS LLC; CON MED SUPPLY CO INC; CONTINENTAL HEALTH CARE LTD; DIALYSIS SPECIALISTS OF CORPUS CHRISTI LLC; DIALYSIS SPECIALISTS OF TEXAS LLC; DUPAGE DIALYSIS LTD; EVEREST MANAGEMENT INC; HEMO DIALYSIS OF AMARILLO LLC
filed 1999-05-17
CIK 1058560, 825923, 1064285, 1064286, 1064287, 1064288, 1064289, 1064290, 1064291, 1064292

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

                 For the Quarterly Period Ended March 31, 1999

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
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                            EVEREST MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                              Applied for
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                        HEMO DIALYSIS OF AMARILLO L.L.C.
             (Exact name of registrant as specified in its charter)

                 Texas                                 75-2592110
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                         HOME DIALYSIS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                Arizona                                86-0711476
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                         HOME DIALYSIS OF DAYTON, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio                                 31-1423002
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                       LAKE AVENUE DIALYSIS CENTER, INC.
             (Exact name of registrant as specified in its charter)

                Indiana                                36-3490713
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                          MERCY DIALYSIS CENTER, INC.
             (Exact name of registrant as specified in its charter)

               Wisconsin                               39-1589773
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                       NEW YORK DIALYSIS MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                New York                               36-3702390
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                      NORTH BUCKNER DIALYSIS CENTER, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4206319
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                        NORTHWEST INDIANA DIALYSIS, INC.
             (Exact name of registrant as specified in its charter)

                Indiana                                36-3372131
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                       OHIO VALLEY DIALYSIS CENTER, INC.
             (Exact name of registrant as specified in its charter)

                Indiana                                36-3575844
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                          WSKC DIALYSIS SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                Illinois                               36-2668594
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                        EVEREST NEW YORK HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                New York                               13-3988854
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                             EVEREST ONE IPA, INC.
             (Exact name of registrant as specified in its charter)

                New York                               13-3988854
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

                             EVEREST TWO IPA, INC.
             (Exact name of registrant as specified in its charter)

                New York                              Applied for
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                            EVEREST THREE IPA, INC.
             (Exact name of registrant as specified in its charter)

                New York                              Applied For
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                     ACUTE EXTRACORPOREAL SERVICES, L.L.C.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4265964
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                DIALYSIS SPECIALISTS OF CENTRAL CINCINNATI, LTD.
             (Exact name of registrant as specified in its charter)

                  Ohio                                 31-1499030
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                        HOME DIALYSIS OF FAIRFIELD, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio                                 31-1418495
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                        HOME DIALYSIS OF COLUMBUS, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio                                 31-1430557
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                  101 North Scoville, Oak Park, Illinois 60302
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (708) 386-1000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of May 17, 1999, the number of shares outstanding of the Common Stock of Everest Healthcare Services Corporation, par value $.001 per share, was 12,884,720.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
Item 1. Financial Statements
  Consolidated Balance Sheet
     September 30, 1998 and March 31, 1999 (unaudited)................     2
  Consolidated Income Statement--(unaudited)
     For the three months and six months ended March 31, 1998 and
     1999.............................................................     3
  Consolidated Statement of Cash Flow--(unaudited)
     For the three months and six months ended March 31, 1998 and
     1999.............................................................     4
  Notes to the Consolidated Financial Statements......................     5
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................     9
Item 3. Quantitative and Qualitative Disclosures About Market Risk....    15

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.............................................    16
Item 2. Changes in Securities and Use of Proceeds.....................    16
Item 3. Defaults Upon Senior Securities...............................    16
Item 4. Submission of Matters to a Vote of Security Holders...........    16
Item 5. Other Information.............................................    16
Item 6. Exhibits and Reports on Form 8-K..............................    17

--------------------------------------------------------------------------------
                         PART I--FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                    EVEREST HEALTHCARE SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                       September    March 31,
                                                        30, 1998       1999
                                                      ------------ ------------
                                                                   (unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents.......................... $ 12,525,567 $  4,782,224
  Patient accounts receivable, less allowance of
   $6,481,000 and $7,598,000.........................   41,473,765   47,546,636
  Other current assets...............................   12,072,099   13,526,284
                                                      ------------ ------------
    Total current assets.............................   66,071,431   65,855,144
Other assets:
  Goodwill, net......................................   58,815,302   66,647,338
  Intangible assets, net.............................   26,446,720   25,477,886
  Amounts due from affiliates........................   16,643,738   12,423,947
  Other..............................................    2,983,319    2,304,932
                                                      ------------ ------------
    Total other assets...............................  104,889,079  106,854,103
Property and equipment, net..........................   27,734,949   29,403,309
                                                      ------------ ------------
                                                      $198,695,459 $202,112,556
                                                      ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable................................... $  8,845,097 $ 11,460,335
  Accrued liabilities................................   19,148,881   19,335,614
  Current portion of long-term debt..................      606,624      665,437
  Current portion of capital lease obligations.......      506,058      374,406
                                                      ------------ ------------
    Total current liabilities........................   29,106,660   31,835,792
Long-term debt, less current portion ................  108,146,981  107,904,953
Capital lease obligations, less current portion......      311,408      152,163
Deferred income taxes................................    1,500,000    1,500,000
Minority interests...................................    1,374,764    1,803,445
Stockholders' equity:
  Common stock, $.001 par value, 20,000,000 shares
   authorized; 12,884,720 shares issued and
   outstanding.......................................       12,885       12,885
  Additional paid-in capital.........................   55,171,224   55,171,224
  Retained earnings..................................    3,071,537    3,732,094
                                                      ------------ ------------
    Total stockholders' equity.......................   58,255,646   58,916,203
                                                      ------------ ------------
                                                      $198,695,459 $202,112,556
                                                      ============ ============

                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                    UNAUDITED CONSOLIDATED INCOME STATEMENT

                              Three months ended      Six Months Ended March
                                   March 31,                    31,
                            ------------------------  ------------------------
                               1998         1999         1998         1999
                            -----------  -----------  -----------  -----------
Net revenues............... $33,926,024  $43,576,484  $67,531,294  $83,445,170
Operating expenses:
  Patient care costs.......  22,991,869   27,691,973   43,171,207   52,601,863
  General and
   administrative..........   6,218,958    9,114,679   13,124,498   17,278,476
  Provision for bad debts..     769,294    1,286,480    1,920,741    2,123,967
  Depreciation and
   amortization............   1,644,086    2,585,971    3,036,360    4,942,188
                            -----------  -----------  -----------  -----------
    Total operating
     expenses..............  31,624,207   40,679,103   61,252,806   76,946,494
                            -----------  -----------  -----------  -----------
Income from operations.....   2,301,817    2,897,381    6,278,488    6,498,676
Nonoperating income
 (expense):
  Interest expense.........  (1,043,631)  (2,848,112)  (2,201,391)  (5,807,056)
  Interest income..........     308,930      341,734      718,372      876,277
  Equity in earnings of
   unconsolidated
   subsidiaries............     650,966      537,680      650,966      664,340
  Minority interests in
   earnings................      96,819     (223,751)    (532,780)    (523,767)
  Other....................         --       139,246          --       178,834
                            -----------  -----------  -----------  -----------
                                 13,084   (2,053,203)  (1,364,833)  (4,611,372)
                            -----------  -----------  -----------  -----------
Income before income
 taxes.....................   2,314,901      844,178    4,913,655    1,887,304
Income taxes...............   1,168,598      673,891    2,618,598    1,226,747
                            -----------  -----------  -----------  -----------
Net income................. $ 1,146,303  $   170,287  $ 2,295,057  $   660,557
                            ===========  ===========  ===========  ===========



                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                            Three Months Ended             Six Months
                                March 31,                Ended March 31,
                         -------------------------  --------------------------
                             1998         1999          1998          1999
                         ------------  -----------  ------------  ------------
Operating activities:
Net income.............  $  1,146,303  $   170,287  $  2,295,057  $    660,557
Adjustments to
 reconcile net income
 to net cash provided
 by (used in) operating
 activities:
  Provision for bad
   debts...............       769,294    1,286,480     1,920,741     2,123,967
  Depreciation and
   amortization........     1,644,086    2,585,971     3,036,360     4,942,188
  Equity in earnings of
   unconsolidated
   subsidiaries........      (650,966)    (537,680)     (650,966)     (664,340)
  Minority interests in
   earnings............       (96,819)     223,751       532,780       523,767
  Changes in assets and
   liabilities (net
   effect of
   acquisitions):
    Patient and other
     accounts
     receivable........    (1,491,423)  (5,486,658)   (2,199,753)   (6,699,418)
    Other assets.......    (3,661,882)     663,852    (2,338,272)      (13,332)
    Accounts payable,
     accrued
     liabilities and
     other
     liabilities.......     1,585,865    6,289,221     3,244,721     1,687,227
                         ------------  -----------  ------------  ------------
      Net cash provided
       by (used in)
       operating
       activities......      (755,542)   5,195,224     5,840,668     2,560,616
Investing activities:
Additions to property
 and equipment.........      (922,259)  (1,932,693)   (3,253,237)   (3,521,993)
Acquisition of
 businesses, net of
 cash acquired.........   (11,772,505)  (8,708,529)  (11,772,505)   (9,031,529)
(Increase) decrease in
 amounts due from
 affiliates............       424,034      954,040    (1,706,574)    2,825,004
                         ------------  -----------  ------------  ------------
      Net cash used in
       investing
       activities......   (12,270,730)  (9,687,182)  (16,732,316)   (9,728,518)
Financing activities:
Proceeds from notes
 payable to banks......    34,053,574    2,850,000    49,303,574    23,400,000
Payments on notes
 payable to banks......   (19,968,377)  (2,701,067)  (36,328,457)  (23,400,000)
Payments on
 shareholders notes....      (233,658)         --       (233,658)          --
Payments on capital
 leases and installment
 note obligations......         4,392     (389,175)     (566,355)     (575,441)
Distributions to
 members...............           --           --       (600,022)          --
                         ------------  -----------  ------------  ------------
      Net cash provided
       by (used in)
       financing
       activities......    13,855,931     (240,242)   11,575,082      (575,441)
Increase (decrease) in
 cash and cash
 equivalents...........       829,659   (4,732,200)      683,434    (7,743,343)
Cash and cash
 equivalents, beginning
 of period.............     2,310,444    9,514,424     2,456,669    12,525,567
                         ------------  -----------  ------------  ------------
Cash and cash
 equivalents, end of
 period................  $  3,140,103  $ 4,782,224  $  3,140,103  $  4,782,224
                         ============  ===========  ============  ============
Supplemental cash flow
 disclosures:
Distributions of notes
 receivable to
 members...............           --           --     (7,208,831)          --
Issuance of common
 stock to acquire
 minority interests....           --           --    (26,610,000)          --

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

2. Interim Financial Statements

  The financial information at March 31, 1999 and for the three months and six months ended March 31, 1998 and 1999 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and the results of operations and cash flows for those periods. Results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

  The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 29, 1998.

3. New Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). The provisions of SFAS 131 establish standards for the way companies report information about operating segments in annual financial statements and require that such companies report selected information about operating segments in interim financial reports issued to shareholders. The provisions of SFAS 131 require the disclosure of segment information be based on a "management approach" whereby disclosures are made of information that is available and evaluated regularly by the chief decision makers of the Company in deciding how to allocate resources and assessing performance. Application of the provisions of SFAS 131 will be required for the year ended September 30, 1999. The Company operates in two business segments; as a provider of chronic dialysis services and as a contract service provider of extracorporeal services including acute dialysis perfusion, apheresis, and autotransfusion. The Company believes that the adoption of SFAS 131 will not have a material impact on its future disclosure requirements.

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

4. Reclassifications

  Certain reclassifications have been made to the prior period's financial statements to conform to the 1999 presentation.

5. Business Combinations

  In February 1999, the Company acquired the remaining outstanding equity interest that it previously had not owned in Dialysis Specialists of Central Cincinnati, Ltd. (Central Cincinnati), an outpatient dialysis facility located in Norwood, Ohio. Prior to the acquisition, the Company owned a 37.9% interest in Central Cincinnati and accounted for the investment under the equity method of accounting. The purchase price, including costs of the transaction, was approximately $5.6 million. Goodwill recognized in the acquisition was approximately $4.7 million.

  In February 1999, the Company increased its investment in Dialysis Specialists of Topeka, Inc. (Topeka) from 25% to 75%. Topeka is an outpatient dialysis facility located in Topeka, Kansas. Prior to the acquisition, the Topeka investment was accounted for under the equity method of accounting. The purchase price, including costs of the transaction, was approximately $1.3 million. Goodwill recognized in the acquisition was approximately $600,000.

  In March 1999, the Company acquired the remaining outstanding equity interest that it previously had not owned in Home Dialysis of Fairfield, Inc. (Fairfield), a home dialysis facility located in Fairfield, Ohio. Prior to the acquisition, the Company owned a 50% interest in Fairfield and accounted for the investment under the equity method of accounting. The purchase price, including costs of the transaction, was approximately $2.8 million. Goodwill recognized in the acquisition was approximately $1.9 million.

  In March 1999, the Company acquired the remaining outstanding equity interest that it previously had not owned in Home Dialysis of Columbus, Inc. (Columbus), an outpatient dialysis facility and a home dialysis facility located in Columbus, Ohio. Prior to the acquisition, the Company owned a 49% interest in Columbus and accounted for the investment under the equity method of accounting. The purchase price, including costs of the transaction, was approximately $500,000. Goodwill recognized in the acquisition was approximately $500,000.

  These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. The consolidated financial statements include the operating results of each business from the date of acquisition.

6. Subsequent Events

  In May 1999, the Company acquired the remaining outstanding equity interest that it previously had not owned in Dialysis Specialists of Tulsa, Inc. (Tulsa), an outpatient dialysis facility located in Tulsa, Oklahoma. Prior to the acquisition, the Company owned a 33.33% interest in Tulsa and accounted for the investment under the equity method of accounting. The purchase price, including costs of the transaction, was approximately $4.4 million. Goodwill recognized in the acquisition was approximately $3.0 million.

  These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. The consolidated financial statements include the operating results of each business from the date of acquisition.

7. Other Financial Information

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

  The following table sets forth the financial data at March 31, 1999 and for the six months then ended:

                                                                        Non-
                                           Parent      Guarantor     Guarantor
                                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                        ------------  ------------  ------------  ------------  ------------
Income Statement Data:
 Net revenues.........................  $        --   $ 67,057,072  $16,388,098   $        --   $ 83,445,170
 Patient care costs...................           --     41,512,265   11,089,598            --     52,601,863
 General and administrative expenses..     3,770,417    11,542,750    1,965,309            --     17,278,476
 Provision for bad debts..............           --      1,685,966      438,001            --      2,123,967
 Depreciation and amortization........       991,781     3,252,246      698,161            --      4,942,188
                                        ------------  ------------  -----------   ------------  ------------
 Income (loss) from operations........    (4,762,198)    9,063,845    2,197,029            --      6,498,676
 Interest expense, net................    (4,316,157)      (65,176)    (549,446)           --     (4,930,779)
 Equity in earnings of unconsolidated
  subsidiaries........................           --        664,340          --             --        664,340
 Minority interests in earnings.......           --       (460,518)     (63,249)           --       (523,767)
 Other................................           --        178,834          --             --        178,834
                                        ------------  ------------  -----------   ------------  ------------
 Income (loss) before income tax
  expense.............................    (9,078,355)    9,381,325    1,584,334            --      1,887,304
 Income tax expense...................           --      1,102,827      123,920            --      1,226,747
                                        ------------  ------------  -----------   ------------  ------------
 Net income (loss)....................  $ (9,078,355) $  8,278,498  $ 1,460,414   $        --   $    660,557
                                        ============  ============  ===========   ============  ============
Balance Sheet Data:
 Assets:
 Cash and cash equivalents............  $  2,894,306  $    851,030  $ 1,036,888   $        --   $  4,782,224
 Patient accounts receivable and
  other...............................     1,360,513    43,401,940    7,816,482     (2,226,703)   50,352,232
 Other current assets.................        75,451     8,923,799    1,721,438            --     10,720,688
 Property and equipment, net..........     8,725,154    17,449,388    3,228,767            --     29,403,309
 Goodwill, net........................    12,872,397    38,947,329   14,827,612            --     66,647,338
 Amounts due from affiliates..........    38,485,233   (26,876,395)     815,109            --     12,423,947
 Investment in affiliates.............    50,065,989     6,280,171    1,490,050    (56,534,541)    1,301,669
 Other assets.........................     6,966,270    19,472,286       42,593            --     26,481,149
                                        ------------  ------------  -----------   ------------  ------------
 Total assets.........................  $121,445,313  $108,449,548  $30,978,939   $(58,761,244) $202,112,556
                                        ============  ============  ===========   ============  ============
 Liabilities and Stockholders' Equity:
 Current liabilities..................     9,511,283    13,305,608   10,987,577     (1,968,675)   31,835,792
 Long-term liabilities................   100,118,432     3,307,313    8,192,844       (258,028)  111,360,561
 Total stockholders' equity...........    11,815,598    91,836,627   11,798,518    (56,534,541)   58,916,203
                                        ------------  ------------  -----------   ------------  ------------
 Total liabilities and stockholders'
  equity..............................  $121,445,313  $108,449,548  $30,978,939   $(58,761,244) $202,112,556
                                        ============  ============  ===========   ============  ============
Statement of Cash Flows Data:
 Operating activities:
 Net income (loss)....................  $ (9,078,355) $  8,278,498  $ 1,460,414   $        --   $    660,557
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  Provision for bad debts.............           --      1,685,966      438,001            --      2,123,967
  Depreciation and amortization.......       991,781     3,252,248      698,161            --      4,942,188
  Equity in earnings of
   unconsolidated subsidiaries........           --       (664,340)         --             --       (664,340)
  Minority interests in earnings......           --        587,016      (63,249)           --        523,767
  Net change in operating assets and
   liabilities (net of effect of
   acquisitions)......................     1,611,298    (4,408,548)  (2,228,273)           --     (5,025,523)
                                        ------------  ------------  -----------   ------------  ------------
  Net cash provided by (used in)
   operating activities...............    (6,475,276)    8,730,838      305,054            --      2,560,616
 Investing activities:
 Additions to property and
  equipment...........................      (274,775)   (2,760,048)    (487,170)           --     (3,521,993)
 Acquisition of businesses, net of
  cash acquired.......................           --     (9,031,529)         --             --     (9,031,529)
 Increase in amounts due from
  affiliates..........................    (1,086,252)    4,247,015     (335,759)           --      2,825,004
                                        ------------  ------------  -----------   ------------  ------------
 Net cash used in investing
  activities..........................    (1,361,027)   (7,544,562)    (822,929)           --     (9,728,518)
 Financing activities:
 Proceeds from notes payable..........    23,400,000           --           --             --     23,400,000
 Payments on notes payable............   (23,400,000)     (575,441)         --             --    (23,975,441)
                                        ------------  ------------  -----------   ------------  ------------
 Net cash used in financing
  activities..........................           --       (575,441)         --             --       (575,441)
Increase (decrease) in cash and cash
 equivalents..........................    (7,836,304)      610,836     (517,875)           --     (7,743,343)
Cash and cash equivalents at beginning
 of period............................    10,730,610       240,194    1,554,763            --     12,525,567
                                        ------------  ------------  -----------   ------------  ------------
Cash and cash equivalents at end of
 period...............................  $  2,894,306  $    851,030  $ 1,036,888   $        --   $  4,782,224
                                        ============  ============  ===========   ============  ============

  The following table sets forth the financial data at March 31, 1998 and for the six months then ended:

                                                          Non-
                             Parent      Guarantor     Guarantor
                            Company     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ------------  ------------  ------------  ------------ ------------
Income Statement Data:
 Net revenues...........  $        --   $ 54,424,501  $13,106,793      $ --      $ 67,531,294
 Patient care costs.....           --     33,531,091    9,640,116        --        43,171,207
 General and
  administrative
  expenses..............     3,039,699     8,240,974    1,843,825        --        13,124,498
 Provision for bad
  debts.................           --      1,753,825      166,916        --         1,920,741
  Depreciation and
  amortization..........       522,240     2,014,705      499,415        --         3,036,360
                          ------------  ------------  -----------      -----     ------------
  Income (loss) from
  operations............    (3,561,939)    8,883,906      956,521        --         6,278,488
 Interest expense, net..     1,507,906      (616,494)     591,607        --         1,483,019
 Equity in earnings of
  subsidiaries..........           --       (650,966)         --         --          (650,966)
 Minority interests in
  earnings..............           --        415,383      117,397        --           532,780
 Other..................           --          1,936       (1,936)                        --
                          ------------  ------------  -----------      -----     ------------
 Income (loss) before
  income tax expense....    (5,384,845)   10,049,047      249,453        --         4,913,655
 Income tax expense.....           --      2,618,598          --         --         2,618,598
                          ------------  ------------  -----------      -----     ------------
 Net income (loss)......  $ (5,384,845) $  7,430,449  $   249,453      $ --      $  2,295,057
                          ============  ============  ===========      =====     ============
Statement of Cash Flows
 Data:
 Operating activities:
 Net income (loss)......  $ (5,384,845) $  7,430,449  $   249,453      $ --      $  2,295,057
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities:
  Provision for bad
   debts................           --      1,753,825      166,916        --         1,920,741
  Depreciation and
   amortization.........       522,240     2,014,685      499,415        --         3,036,340
  Equity in earnings of
   subsidiaries.........           --       (650,966)         --         --          (650,966)
  Minority interests in
   earnings.............           --        415,383      117,397        --           532,780
  Net change in
   operating assets and
   liabilities (net of
   effect of
   acquisitions)........   (48,993,475)   45,601,162    1,469,029        --        (1,293,284)
                          ------------  ------------  -----------      -----     ------------
  Net cash provided by
   (used in) operating
   activities...........   (53,856,080)   56,564,538    2,502,210        --         5,840,668
 Investing activities:
 Additions to property
  and equipment.........      (284,745)   (2,561,376)    (407,116)       --        (3,253,237)
 Acquisition of
  businesses, net of
  cash acquired.........           --    (11,772,505)         --         --       (11,772,505)
 Increase in amounts due
  from affiliates.......     5,286,809    (6,993,383)         --         --        (1,706,574)
                          ------------  ------------  -----------      -----     ------------
 Net cash provided by
  (used in) investing
  activities............     5,002,064   (21,327,264)    (407,116)       --       (16,732,316)
 Financing activities:
 Proceeds from notes
  payable...............    15,250,000    34,053,574          --         --        49,303,574
 Payments on notes
  payable...............   (15,900,000)  (21,228,470)         --         --       (37,128,470)
 Other..................      (600,000)          (22)         --         --          (600,022)
                          ------------  ------------  -----------      -----     ------------
 Net cash provided by
  (used in) financing
  activities............    (1,250,000)   12,825,082          --         --        11,575,082
Increase (decrease) in
 cash and cash
 equivalents............   (49,474,016)   48,062,356    2,095,094        --           683,434
Cash and cash
 equivalents at
 beginning of period....       816,398       316,418    1,323,853        --         2,456,669
                          ------------  ------------  -----------      -----     ------------
Cash and cash
 equivalents at end of
 period.................  $(48,657,618) $ 48,378,774  $ 3,418,947      $ --      $  3,140,103
                          ============  ============  ===========      =====     ============

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

Overview

  Everest is a leading provider of dialysis and other blood treatment services. Founded in 1968 and principally owned by nephrologists, the Company has a long-standing focus on developing strong relationships with physicians to provide high-quality patient care. The Company is the nation's sixth-largest provider of chronic dialysis outpatient services and serves over 5,700 patients through 61 facilities in 12 states. Everest also contracts with 102 hospitals in 11 states to provide a broad range of other extracorporeal blood treatment services, including inpatient acute dialysis, perfusion, apheresis and auto-transfusion (together, "Contract Services"). Pursuant to management contracts, Everest provides management services to (i) a physician practice group comprised of 26 nephrologists, primarily in the Chicago and northwest Indiana areas, and (ii) certain minority-owned or unaffiliated dialysis facilities. For the six months ended March 31, 1999, the Company derived 84.3% of its net revenues from chronic dialysis services, 13.9% from Contract Services and 1.8% from management services.

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

  During the three months ended March 31, 1999, the Company acquired additional equity in four entities in which it previously held a minority interest: (1) Dialysis Specialists of Topeka, Inc., which owns one outpatient and home dialysis facility in Topeka, Kansas (the Company's interest was increased from 25.0% to 75.0%); (2) Dialysis Specialists of Central Cincinnati, Ltd., which owns one outpatient and home dialysis facility in Norwood, Ohio (the Company's interest was increased from 37.9% to 100.0%); (3) Home Dialysis of Fairfield, Inc., which owns one outpatient and home dialysis facility in Fairfield, Ohio (the Company's interest was increased from 50.0% to 100.0%); and (4) Home Dialysis of Columbus, Inc., which owns two outpatient and home dialysis facilities in Columbus, Ohio (the Company's interest was increased from 49.0% to 100.0%). These acquisitions represent 79 stations and approximately 356 patients in the aggregate. In May 1999, the Company acquired the remaining equity interests in Dialysis Specialists of Tulsa, Inc. The Company's interest was increased from 33.33% to 100.0%. This acquisition represents 21 stations and 136 patients.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

  Net Revenues. Net revenues increased $9.7 million or 28.6% to $43.6 million for the three months ended March 31, 1999 from $33.9 million for the three months ended March 31, 1998. This increase resulted primarily from a 23.7% increase in the number of treatments to 159,467 for the three months ended March 31, 1999 from 128,871 for the three months ended March 31, 1998. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 7.8% increase in same store treatments for the three months ended March 31, 1999 over the three months ended March 31, 1998. The average net revenue per treatment increased from $224 for the three months ended March 31, 1998 to $232 for the three months ended March 31, 1999. The remaining increase in net revenues is attributable to the acquisition of a Contract Services business and increases in the acute and extracorporeal hospital services.

  Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct and indirect labor, drugs and other medical supplies and operational costs of the facilities. Patient care costs increased $4.7 million or 20.4% to $27.7 million for the three months ended March 31, 1999 from $23.0 million for the three months ended March 31, 1998. This increase resulted primarily from an increase in the number of treatments performed during the period that caused a corresponding increase in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenues decreased from 67.8% in the second quarter of fiscal 1998 to 63.6% in the second quarter of fiscal 1999.

  General and Administrative Expenses. General and administrative expenses include corporate office costs and other administrative costs including accounting, billing, quality assurance, facility costs, treasury and information systems. General and administrative expenses increased $2.9 million or 46.8% to $9.1 million for the three months ended March 31, 1999 from $6.2 million for the three months ended March 31, 1998. This increase is mainly attributable to the continued growth of the corporate infrastructure, including the expansion of information systems and Year 2000 costs.

  Provision for Bad Debts. The Company provides for doubtful accounts in the same period that revenue is recognized based on management's estimate of the collectibility of the accounts receivable based upon several factors such as payor mix and billing practices. Provision for bad debts increased $517,000 or 67.2% to $1.3 million for the three months ended March 31, 1999 from $769,000 for the three months ended March 31, 1998. This increase was a result of the timing of the bad debt provision in fiscal 1998. The Company significantly increased its provision for bad debts during the first quarter of fiscal 1998. As a result, the increases in the reserve over the remainder of fiscal 1998 were not as significant.

  Depreciation and amortization. Depreciation and amortization increased approximately $1.0 million or 62.5% to $2.6 million for the three months ended March 31, 1999 from $1.6 million for the three months ended March 31, 1998. The increase was due to increased amortization of goodwill as a result of business acquisitions (including the purchase of minority interests).

  Income from Operations. Income from operations increased approximately $600,000 or 26.1% to $2.9 million for the three months ended March 31, 1999 from $2.3 million for the three months ended March 31, 1998. Income from operations as a percentage of net revenues decreased slightly to 6.6% for the three months ended March 31, 1999 as compared to 6.7% for the three months ended March 31, 1998.

  Interest Expense, Net. Interest expense, net of interest income, increased $1.8 million or 244.8% to $2.5 million for the three months ended March 31, 1999 from $735,000 for the three months ended March 31, 1998. The increase in interest expense, net of interest income, was attributable to the interest associated with the senior subordinated debt and the amortization of deferred financing costs. This increase was offset by a decrease in the net borrowings under the Credit Facility.

  Equity in Earnings of Subsidiaries. Equity in earnings of subsidiaries represents the Company's portion of earnings in unconsolidated joint ventures. The Company recognized equity in earnings of subsidiaries of approximately $538,000 for the three months ended March 31, 1999 as compared to $651,000 for the six months ended March 31, 1998.

  Minority Interests in Earnings. Minority interests in earnings represents the proportionate equity interests of other partners in the Company's consolidated entities that are not wholly owned. The minority interests in earnings increased approximately $321,000 or 331% to $224,000 for the three months ended March 31, 1999 as compared to $(97,000) for the three months ended March 31, 1998. This is due to an increase in the earnings of majority owned entities.

  Income Taxes. Income taxes decreased approximately $495,000 or 41.3% to $674,000 for the three months ended March 31, 1999 from $1.2 million for the three months ended March 31, 1998 as a result of the factors discussed above.

Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

  Net Revenues. Net revenues increased $15.9 million or 23.6% to $83.4 million for the six months ended March 31, 1999 from $67.5 million for the six months ended March 31, 1998. This increase resulted primarily from a 26.1% increase in the number of treatments from 247,571 for the six months ended March 31, 1998 to 312,123 for the six months ended March 31, 1999. This growth in treatments is the result of the acquisition and development of various dialysis facilities and an 8.2% increase in same store treatments for the six months ended March 31, 1999 over the six months ended March 31, 1998. The net revenue per treatment remained relatively constant at $227 per treatment for the six months ended March 31, 1999 versus $228 per treatment for the six months ended March 31, 1998. Factoring in the contractual adjustments of $1.4 million which occurred in the first quarter of fiscal 1999, the average net revenue per treatment would have increased from $228 in the second quarter of fiscal 1998 to $232 in the second quarter of fiscal 1999. The remaining increase in net revenues is attributable to the acquisition of a Contract Services business and increases in the acute and extracorporeal hospital services.

  Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct and indirect labor, drugs and other medical supplies and operational costs of the facilities. Patient care costs increased $9.4 million or 21.8% to $52.6 million for the six months ended March 31, 1999 from $43.2 million for the six months ended March 31, 1998. This increase resulted primarily from an increase in the number of treatments performed during the period that caused a corresponding increase in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenues decreased marginally from 63.9% for the six months ended March 31, 1998 to 63.0% for the six months ended March 31, 1999.

  General and Administrative Expenses. General and administrative expenses include corporate office costs and other administrative costs including accounting, billing, quality assurance, facility costs, treasury and information systems. General and administrative expenses increased $4.2 million or 32.1% to $17.3 million for the six months ended March 31, 1999 from $13.1 million for the six months ended March 31, 1998. This increase is mainly attributable to the continued growth of the corporate infrastructure, including the expansion of information systems and Year 2000 costs.

  Provision for Bad Debts. The Company provides for doubtful accounts in the same period that revenue is recognized based on management's estimate of the collectibility of the accounts receivable based upon several factors such as payor mix and billing practices. Provision for bad debts increased $203,000 or 10.7% to $2.1 million for the six months ended March 31, 1999 from $1.9 million for the six months ended March 31, 1998.

  Depreciation and Amortization. Depreciation and amortization increased approximately $1.9 million or 63.3% to $4.9 million for the six months ended March 31, 1999 from $3.0 million for the six months ended March 31, 1998. The increase was due to increased amortization of goodwill as a result of business acquisitions (including the purchase of minority interests) and due to increased depreciation expense as a result of fixed asset purchases and the development of facilities.

  Income from Operations. Income from operations improved slightly to $6.5 million for the six months ended March 31, 1999 from $6.3 million for the six months ended March 31, 1998. However, income from operations as a percentage of net revenues decreased to 7.8% for the six months ended March 31, 1999 as compared to 9.3% for the six months ended March 31, 1998. This decrease was mainly attributable to the increase in depreciation and amortization expense.

  Interest Expense, Net. Interest expense, net of interest income, increased $3.4 million or 226% to $4.9 million for the six months ended March 31, 1999 from $1.5 million for the six months ended March 31, 1998. The increase in interest expense, net of interest income, was attributable to the interest associated with the senior subordinated debt and the amortization of deferred financing costs. This increase was offset by a decrease in the net borrowings under the Credit Facility.

  Equity in Earnings of Subsidiaries. Equity in earnings of subsidiaries represents the Company's portion of earnings in unconsolidated joint ventures. The Company recognized equity in earnings of subsidiaries of approximately $664,000 for the six months ended March 31, 1999 as compared to $651,000 for the six months ended March 31, 1998.

  Minority Interests in Earnings. Minority interests in earnings represents the proportionate equity interests of other partners in the Company's entities that are not wholly owned. The minority interests in earnings increased approximately $9,000 to $524,000 for the six months ended March 31, 1999 as compared to $533,000 for the six months ended March 31, 1998.

  Income Taxes. Income taxes decreased approximately $1.4 million or 53.8% to $1.2 million for the six months ended March 31, 1999 from $2.6 million for the six months ended March 31, 1998 as a result of the factors discussed above.

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

  The Company has established a Year 2000 Task Force to study and address Year 2000 issues. The Task Force consists of the Company's Director of Technology and Chief Information Officer, and representatives from all major areas of the Company, including facilities, Bio-Med, purchasing, telecommunications and technology. The Task Force is divided into several sub-Task Forces, each with a separate function. The Task Force meets weekly where all sub-Task Forces report progress. The Company has also hired four consultants that devote full time attention to Year 2000 issues.

  The Task Force has formulated and begun to implement a plan with six stages, as follows: (1) awareness, (2) inventory, (3) impact analysis, (4) remediation,
(5) testing and (6) implementation.

  "Awareness" involves the education of our employees and is an ongoing process that will continue past January 2000. "Inventory" involves taking stock of our systems, a process that is underway and progressing through each unit and corporate office. "Impact analysis" involves determining which items are not Year 2000 compliant and how they will affect the Company's business. "Remediation" is the process of determining what to do with non-compliant items. Options are to fix the problem, replace the item with new software or equipment or retire the item. "Testing" involves verifying that the fixed or replaced item is now Year 2000 compliant. "Implementation" is the process of placing the tested item into production. Phases (1) through (5) are currently in progress; the Company's goal is to complete all phases and be Year 2000 compliant by June 30, 1999. Contingency planning will commence in the third quarter of fiscal 1999.

  The Company has five major information technology systems, the present compliance of which is described below:

    1. Client tracking system. This system is Year 2000 compliant.

    2. Accounting package. The existing accounting package is not Year 2000 compliant. A Year 2000 upgrade will be available in the third quarter of fiscal 1999 and will be installed at that time.

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

  The Company anticipates that the total amounts it will expend on Year 2000 issues are as follows:

      Consultants................................................... $  750,000
      Hardware......................................................    558,000
      Software......................................................    165,000
      Bio-Med Embedded Technology...................................    100,000
                                                                     ----------
          Total..................................................... $1,573,000
                                                                     ==========

Approximately 20% of the Year 2000 budget has been spent through the second quarter of fiscal 1999. The Company anticipates that the majority of its systems will be Year 2000 compliant by the fiscal year ended September 30, 1999.

  Management believes that the most significant risk to the Company of Year 2000 issues is the effect such issues may have on third-party payors, such as Medicare. With respect to Medicare payments, neither HCFA nor its fiscal intermediaries have any contingency plan in place. However, HCFA has mandated that its fiscal intermediaries submit a draft of their contingency plans to it and that they be prepared to ensure that no interruption of Medicare payments results from Year 2000 related failures of their systems. The Task Force has begun to consider worst case scenarios and is currently working on contingency plans to deal with those scenarios.

  There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operations and financial condition.

Liquidity and Capital Resources

  The Company requires capital primarily for the acquisition and development of dialysis centers and Contract Services businesses, the purchase of property and equipment for existing centers and to finance working capital requirements. At March 31, 1999, the Company's working capital was $34.0 million.

  The Company's net cash provided by operating activities was $2.6 million for the six months ended March 31, 1999. Cash provided by operating activities consists of net income increased by non-cash expenses such as depreciation, amortization and the provision for bad debts and adjusted by the changes in components of working capital, primarily receivables, payables and accrued expenses. The Company's net cash used in investing activities was $9.7 million for the six months ended March 31, 1999. The Company's principal sources and uses of cash consist of investing activities related to purchases of new equipment and leasehold improvements for existing dialysis centers, the purchase of majority interests in four dialysis centers and a decrease in net advances due from affiliated entities. Net cash used in financing activities was approximately $575,000 for the six months ended March 31, 1999. The primary sources and uses of cash from financing activities were net borrowings or repayments under the Company's Credit Facility.

  The Company does not have any current material commitments for capital expenditures.

  The Company has in place a Credit Facility (the "Credit Facility") with Harris Trust and Savings Bank, individually and as agent for a syndicate of banks. The Credit Facility consists of two separate facilities: (i) a $35.0 million revolving credit facility maturing on May 15, 2001, which may be extended for two one-year periods at the issuing bank's discretion (the "Working Capital Facility"); and (ii) a $70.0 million acquisition financing facility maturing on June 15, 1999 (the "Acquisition Facility"), which includes the right to convert all or a portion of the borrowings outstanding thereunder to one or more five-year term loans (the "Term Loans"). The total amount drawn under the Credit Facility may not exceed $100.0 million. The Credit Facility contains operating and financial covenants, including, without limitation, requirements to maintain leverage and debt service coverage ratios and minimum tangible net worth. In addition, the Credit Facility includes customary covenants relating to the delivery of financial statements, reports, notices and other information, access to information and properties, maintenance of insurance, payment of taxes, maintenance of assets, nature of business, corporate existence and rights, compliance with applicable laws, including environmental laws, transactions with affiliates, use of proceeds, limitation on indebtedness, limitations on liens, limitations on certain mergers and sales of assets, limitations on stock repurchases, and limitations on debt payments and other distributions including prepayment or redemption of the Company's senior subordinated notes. The Credit Facility contains certain events of default after expiration of applicable grace periods, including defaults relating to: (i) nonpayment of principal, interest, fees or other accounts;
(ii) violation of covenants; (iii) material inaccuracy of representations and warranties; (iv) bankruptcy; (v) material judgments; (vi) certain ERISA liabilities; and (vii) actual or asserted invalidity of any loan documents. The Company received a waiver pertaining to compliance with a financial covenant of the Credit Facility for the period ended March 31, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. The Company does not believe that its market risk financial instruments on March 31, 1999 would have a material effect on future operations or cash flow.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a) Not applicable.

  (b) Not applicable.

  (c) Not applicable.

  (d) On May 5, 1998, the Company sold (the "Initial Offering") its $100,000,000 9 3/4% Senior Subordinated Notes due 2008, Series A (the "Private Notes"). On October 2, 1998, the Company delivered in exchange (the "Exchange") for the Private Notes its $100,000,000 9 3/4% Senior Subordinated Notes due 2008, Series B (the "Notes"). The net proceeds to the Company from the Initial Offering were $95.2 million, after deducting the initial purchaser's discount and offering expenses. The Company used $48.4 million of the net proceeds to repay indebtedness under the Company's prior credit facility that bore interest at a weighted average rate of 8.99% per annum as of June 30, 1998 and was to mature in May 2000. $7.2 million of the net proceeds were used to repay loans made to the Company by certain of its shareholders. $5.1 million of these loans bore interest at the prime rate plus 1% per annum and matured at various times throughout 1998. $2.1 million of these loans bore interest at the prime rate plus 1% per annum and matured on November 29, 2000. The Company used $19.2 million of net proceeds to acquire a management services agreement and $4.7 million to acquire land and buildings. The Company used approximately $10.0 million to acquire controlling interests in four dialysis facilities. Additionally, the Company used $5.4 million for working capital purposes. The remaining $300,000 of net proceeds will be used for working capital and general corporate purposes. Pending such uses, the net proceeds have been and will be invested in cash and cash equivalents.

ITEM 3. NOT APPLICABLE

ITEM 4. NOT APPLICABLE

ITEM 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     Exhibit
     No.       Exhibit
     -------   -------
     3.46      Articles of Organization of Dialysis Specialists of Central
               Cincinnati, Ltd.
     3.47      Articles of Incorporation of Home Dialysis of Fairfield, Inc.

     3.48      Code of Regulations of Home Dialysis of Fairfield, Inc.

     3.49      Articles of Incorporation of Home Dialysis of Columbus, Inc.

     3.50      Code of Regulations of Home Dialysis of Columbus, Inc.

     4.13      Supplemental Indenture dated as of June 18, 1998, between
               Everest New York Holdings, Inc. and American National Bank and
               Trust Company of Chicago, as trustee (the "Trustee")

     4.14      Supplemental Indenture dated as of June 18, 1998, between
               Everest One IPA, Inc. and the Trustee

     4.15      Supplemental Indenture dated as of December 1, 1998, between
               Everest Two IPA, Inc. and the Trustee

     4.16      Supplemental Indenture dated as of December 1, 1998, between
               Everest Three IPA and the Trustee

     4.17      Supplemental Indenture dated as of December 1, 1998, between
               Acute Extracorporeal Services, L.L.C. and the Trustee

     4.18      Supplemental Indenture dated as of February 28, 1999, between
               Dialysis Specialists of Central Cincinnati, Ltd. and the Trustee

     4.19      Supplemental Indenture dated as of March 1, 1999, between Home
               Dialysis of Fairfield, Inc. and the Trustee

     4.20      Supplemental Indenture dated as of March 1, 1999, between Home
               Dialysis of Columbus, Inc. and the Trustee
     4.21      Third Amendment to Second Amended and Restated Credit Agreement.
     27        Financial Data Schedule.

  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Everest Healthcare Services
                                           Corporation

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Amarillo Acute Dialysis Specialists,
                                           L.L.C.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Con-Med Supply Company, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Continental Health Care, Ltd.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                   /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Dialysis Specialists of Corpus
                                           Christi, L.L.C.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Dialysis Specialists of South Texas,
                                           L.L.C.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          DuPage Dialysis Ltd.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Everest Management, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Hemo Dialysis of Amarillo, L.L.C.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Home Dialysis of America, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Home Dialysis of Dayton, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Lake Avenue Dialysis Center, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Mercy Dialysis Center, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          New York Dialysis Management, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          North Buckner Dialysis Center, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Northwest Indiana Dialysis, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Ohio Valley Dialysis Center, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          WSKC Dialysis Services, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Everest New York Holdings, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Everest One IPA, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Everest Two IPA, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Everest Three IPA, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Acute Extracorporeal Services,
                                           L.L.C.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                         Dialysis Specialists of Central
                                          Cincinnati, Ltd.

                                                  /s/ Craig W. Moore
                                         By: __________________________________
                                                      Craig W. Moore
                                              President and Chief Executive
                                                         Officer

                                                  /s/ John B. Bourke
                                         By: __________________________________
                                                      John B. Bourke
                                                 Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Home Dialysis of Fairfield, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               President and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.

                                          Home Dialysis of Columbus, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               President and Chief Executive
                                                          Officer

                                                  /s/ John B. Bourke
                                          By: _________________________________
                                                       John B. Bourke
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

 Exhibit
 No.       Exhibit
 -------   -------
           Articles of Organization of Dialysis Specialists of Central
 3.46      Cincinnati, Ltd.
 3.47      Articles of Incorporation of Home Dialysis of Fairfield, Inc.
 3.48      Code of Regulations of Home Dialysis of Fairfield, Inc.
 3.49      Articles of Incorporation of Home Dialysis of Columbus, Inc.
 3.50      Code of Regulations of Home Dialysis of Columbus, Inc.
 4.13      Supplemental Indenture dated as of June 18, 1998, between Everest
           New York Holdings, Inc. and American National Bank and Trust Company
           of Chicago, as trustee (the "Trustee")
 4.14      Supplemental Indenture dated as of June 18, 1998, between Everest
           One IPA, Inc. and the Trustee
 4.15      Supplemental Indenture dated as of December 1, 1998, between Everest
           Two IPA, Inc. and the Trustee
 4.16      Supplemental Indenture dated as of December 1, 1998, between Everest
           Three IPA and the Trustee
 4.17      Supplemental Indenture dated as of December 1, 1998, between Acute
           Extracorporeal Services, L.L.C. and the Trustee
 4.18      Supplemental Indenture dated as of February 28, 1999, between
           Dialysis Specialists of Central Cincinnati, Ltd. and the Trustee
 4.19      Supplemental Indenture dated as of March 1, 1999, between Home
           Dialysis of Fairfield, Inc. and the Trustee
 4.20      Supplemental Indenture dated as of March 1, 1999, between Home
           Dialysis of Columbus, Inc. and the Trustee
 4.21      Third Amendment to Second Amended and Restated Credit Agreement
 27        Financial Data Schedule.