Form 10-Q
period 1999-06-30
EVEREST HEALTHCARE SERVICES CORP; MERCY DIALYSIS CENTER INC; AMARILLO ACUTE DIALYSIS SPECIALISTS LLC; CON MED SUPPLY CO INC; CONTINENTAL HEALTH CARE LTD; DIALYSIS SPECIALISTS OF CORPUS CHRISTI LLC; DIALYSIS SPECIALISTS OF TEXAS LLC; DUPAGE DIALYSIS LTD; EVEREST MANAGEMENT INC; HEMO DIALYSIS OF AMARILLO LLC
filed 1999-08-16
CIK 1058560, 825923, 1064285, 1064286, 1064287, 1064288, 1064289, 1064290, 1064291, 1064292

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

                  For the Quarterly Period Ended June 30, 1999

                        Commission File Number 333-57191

                    EVEREST HEALTHCARE SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4045521
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                  AMARILLO ACUTE DIALYSIS SPECIALISTS, L.L.C.
             (Exact name of registrant as specified in its charter)

                 Texas                                 75-2600377
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                          CON-MED SUPPLY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                Illinois                               36-3147024
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                         CONTINENTAL HEALTH CARE, LTD.
             (Exact name of registrant as specified in its charter)

                Illinois                               36-3084746
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                 DIALYSIS SPECIALISTS OF CORPUS CHRISTI, L.L.C.
             (Exact name of registrant as specified in its charter)

                 Texas                                 74-2749663
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                  DIALYSIS SPECIALISTS OF SOUTH TEXAS, L.L.C.
             (Exact name of registrant as specified in its charter)

                 Texas                                 74-2749664
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                              DUPAGE DIALYSIS LTD.
             (Exact name of registrant as specified in its charter)

                Illinois                               36-3029873
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                            EVEREST MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4045521
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                       HEMO DIALYSIS OF AMARILLO, L.L.C.
             (Exact name of registrant as specified in its charter)

                 Texas                                 75-2592110
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                         HOME DIALYSIS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                Arizona                                86-0711476
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                         HOME DIALYSIS OF DAYTON, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio                                 31-1423002
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                          MERCY DIALYSIS CENTER, INC.
             (Exact name of registrant as specified in its charter)

               Wisconsin                               39-1589773
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                       NEW YORK DIALYSIS MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                New York                               36-3702390
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                      NORTH BUCKNER DIALYSIS CENTER, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4206319
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                        EVEREST HEALTHCARE INDIANA, INC.
             (Exact name of registrant as specified in its charter)

                Indiana                                36-3575844
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                          WSKC DIALYSIS SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                Illinois                               36-2668594
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                        EVEREST NEW YORK HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                New York                               36-4276708
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                             EVEREST ONE IPA, INC.
             (Exact name of registrant as specified in its charter)

                New York                               13-3988854
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                             EVEREST TWO IPA, INC.
             (Exact name of registrant as specified in its charter)

                New York                               36-4276710
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                            EVEREST THREE IPA, INC.
             (Exact name of registrant as specified in its charter)

                New York                               36-5276711
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                     ACUTE EXTRACORPOREAL SERVICES, L.L.C.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4265964
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                DIALYSIS SPECIALISTS OF CENTRAL CINCINNATI, LTD.
             (Exact name of registrant as specified in its charter)

                  Ohio                                 31-1499030
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                        HOME DIALYSIS OF FAIRFIELD, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio                                 31-1418495
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                        HOME DIALYSIS OF COLUMBUS, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio                                 31-1430557
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                      DIALYSIS SPECIALISTS OF TULSA, INC.
             (Exact name of registrant as specified in its charter)

                Oklahoma                               73-1508212
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                      NORTHERN NEW JERSEY DIALYSIS, L.L.C.
             (Exact name of registrant as specified in its charter)

                Delaware                              Applied for
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                  101 North Scoville, Oak Park, Illinois 60302
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (708) 386-1000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of August 16, 1999, the number of shares outstanding of the Common Stock of Everest Healthcare Services Corporation, par value $.001 per share, was 12,884,720.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
Item 1. Financial Statements
  Consolidated Balance Sheet
     September 30, 1998 and June 30, 1999 (unaudited).................     2
  Consolidated Income Statement--(unaudited)
     For the three months and nine months ended June 30, 1998 and
     1999.............................................................     3
  Consolidated Statement of Cash Flow--(unaudited)
     For the three months and nine months ended June 30, 1998 and
     1999.............................................................     4
  Notes to the Consolidated Financial Statements......................     5
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................    10
Item 3. Quantitative and Qualitative Disclosures About Market Risk....    16

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.............................................    17
Item 2. Changes in Securities and Use of Proceeds.....................    17
Item 3. Defaults Upon Senior Securities...............................    17
Item 4. Submission of Matters to a Vote of Security Holders...........    17
Item 5. Other Information.............................................    17
Item 6. Exhibits and Reports on Form 8-K..............................    18

--------------------------------------------------------------------------------
                         PART I--FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                    EVEREST HEALTHCARE SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                       September     June 30,
                                                        30, 1998       1999
                                                      ------------ ------------
                                                                   (unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents.......................... $ 12,525,567 $  2,633,791
  Patient accounts receivable, less allowance of
   $6,481,000 and $8,632,000.........................   41,473,765   50,508,301
  Other current assets...............................   12,072,099   14,794,094
                                                      ------------ ------------
    Total current assets.............................   66,071,431   67,936,186
Other assets:
  Goodwill, net......................................   58,815,302   70,039,672
  Intangible assets, net.............................   26,446,720   35,611,803
  Amounts due from affiliates........................   16,643,738    9,953,144
  Other..............................................    2,983,319    2,008,577
                                                      ------------ ------------
    Total other assets...............................  104,889,079  117,613,196
Property and equipment, net..........................   27,734,949   29,520,913
                                                      ------------ ------------
                                                      $198,695,459 $215,070,295
                                                      ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable................................... $  8,845,097 $ 11,468,048
  Accrued liabilities................................   19,148,881   18,617,915
  Current portion of long-term debt..................      606,624      634,587
  Current portion of capital lease obligations.......      506,058      242,149
                                                      ------------ ------------
    Total current liabilities........................   29,106,660   30,962,699
Long-term debt, less current portion ................  108,146,981  121,574,857
Capital lease obligations, less current portion......      311,408      159,962
Deferred income taxes................................    1,500,000    1,500,000
Minority interests...................................    1,374,764    1,612,266
Stockholders' equity:
  Common stock, $.001 par value, 20,000,000 shares
   authorized; 12,884,720 shares issued and
   outstanding.......................................       12,885       12,885
  Additional paid-in capital.........................   55,171,224   55,171,224
  Retained earnings..................................    3,071,537    4,076,402
                                                      ------------ ------------
    Total stockholders' equity.......................   58,255,646   59,260,511
                                                      ------------ ------------
                                                      $198,695,459 $215,070,295
                                                      ============ ============

                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENT

                            Three Months Ended          Nine Months Ended
                                 June 30,                   June 30,
                          ------------------------  --------------------------
                             1998         1999          1998          1999
                          -----------  -----------  ------------  ------------
Net revenues............. $40,697,384  $49,227,906  $108,228,678  $132,851,909
Operating expenses:
  Patient care costs.....  24,406,759   31,040,578    67,577,966    83,642,441
  General and
   administrative........   8,794,553    9,860,552    21,919,051    27,139,028
  Provision for bad
   debts.................   1,601,895    1,108,763     3,522,636     3,232,730
  Depreciation and
   amortization..........   1,896,839    2,600,722     4,933,199     7,542,910
                          -----------  -----------  ------------  ------------
    Total operating
     expenses............  36,700,046   44,610,615    97,952,852   121,557,109
                          -----------  -----------  ------------  ------------
Income from operations...   3,997,338    4,617,291    10,275,826    11,294,800
Nonoperating income
 (expense):
  Interest expense.......  (2,741,055)  (3,564,952)   (4,942,446)   (9,372,008)
  Interest income........     595,942      142,244     1,314,314     1,018,520
  Equity in earnings of
   unconsolidated
   subsidiaries..........     210,864      (74,125)      861,830       590,216
  Minority interests in
   earnings..............      (9,667)    (136,719)     (542,447)     (660,486)
  Other..................         --           --            --            --
                          -----------  -----------  ------------  ------------
                           (1,943,916)  (3,633,552)   (3,308,749)   (8,423,758)
                          -----------  -----------  ------------  ------------
Income before income
 taxes...................   2,053,422      983,739     6,967,077     2,871,042
Income taxes.............   1,285,385      639,430     3,903,983     1,866,177
                          -----------  -----------  ------------  ------------
Net income............... $   768,037  $   344,309  $  3,063,094  $  1,004,865
                          ===========  ===========  ============  ============



                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                            Three Months Ended           Nine Months Ended
                                 June 30,                    June 30,
                         --------------------------  --------------------------
                             1998          1999          1998          1999
                         ------------  ------------  ------------  ------------
Operating Activities:
Net income.............  $    768,037  $    344,309  $  3,063,094  $  1,004,865
Adjustments to
 reconcile net income
 to net cash provided
 by (used in) operating
 activities:
  Provision for bad
   debts...............     1,601,895     1,108,763     3,522,636     3,232,730
  Depreciation and
   amortization........     1,896,839     2,600,722     4,933,199     7,542,910
  Equity in earnings of
   unconsolidated
   subsidiaries........      (210,864)       74,125      (861,830)     (590,215)
  Minority interests in
   earnings............         9,667       136,719       542,447       660,486
  Changes in assets and
   liabilities (net
   effect of
   acquisitions):
    Patient and other
     accounts
     receivable........    (5,286,920)   (3,809,188)   (7,486,673)  (10,508,606)
    Other assets.......    (5,314,282)     (220,052)   (7,652,554)     (233,384)
    Accounts payable,
     accrued
     liabilities and
     other
     liabilities.......     4,457,202      (911,924)    7,701,923       775,304
                         ------------  ------------  ------------  ------------
      Net cash provided
       by (used in)
       operating
       activities......    (2,078,426)     (676,526)    3,762,242     1,884,090
Investing Activities:
Additions to property
 and equipment.........    (7,017,255)   (1,017,491)  (10,270,492)   (4,539,484)
Acquisition of
 businesses, net of
 cash acquired.........    (4,020,411)  (15,339,413)  (15,792,916)  (24,370,942)
Decrease in amounts due
 from affiliates.......     1,808,430     1,444,572       101,856     4,269,576
                         ------------  ------------  ------------  ------------
      Net cash used in
       investing
       activities......    (9,229,236)  (14,912,332)  (25,961,552)  (24,640,850)
Financing Activities:
Proceeds from long-term
 debt..................   100,000,000    23,916,024   149,303,574    47,316,024
Payments on long-term
 debt..................   (37,899,181)  (10,635,685)  (74,227,638)  (34,035,685)
Payments on
 shareholders notes....    (7,208,809)          --     (7,442,467)          --
Payments on capital
 leases................      (395,898)      160,086      (962,253)     (415,355)
Distributions to
 members...............           --            --       (600,022)          --
                         ------------  ------------  ------------  ------------
      Net cash provided
       by financing
       activities......    54,496,112    13,440,425    66,071,194    12,864,984
Increase (decrease) in
 cash and cash
 equivalents...........    43,188,450    (2,148,433)   43,871,884    (9,891,776)
Cash and cash
 equivalents, beginning
 of period.............     3,140,103     4,782,224     2,456,669    12,525,567
                         ------------  ------------  ------------  ------------
Cash and cash
 equivalents, end of
 period................  $ 46,328,553  $  2,633,791  $ 46,328,553  $  2,633,791
                         ============  ============  ============  ============

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

2. Interim Financial Statements

  The financial information at June 30, 1999 and for the three months and nine months ended June 30, 1998 and 1999 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and the results of operations and cash flows for those periods. Results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

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

5. Business Combinations

  In February 1999, the Company acquired the remaining outstanding equity interest that it previously had not owned in Dialysis Specialists of Central Cincinnati, Ltd. (Central Cincinnati), an outpatient dialysis facility located in Norwood, Ohio. Prior to the acquisition, the Company owned a 37.9% interest in Central Cincinnati and accounted for the investment under the equity method of accounting. The purchase price, including costs of the transaction, was approximately $5.6 million. Goodwill recognized in the acquisition was approximately $4.8 million.

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

  Effective May 1999, the Company acquired the remaining outstanding equity interest in the Dialysis Specialists of Tulsa, Inc. (Tulsa), an outpatient dialysis facility located in Tulsa, Oklahoma. Prior to this transaction, the Company owned a 33% interest in Tulsa, and accounted for the investment under the equity method of accounting. The purchase price, including the costs of the transaction, was approximately $4.4 million. Goodwill recognized in the acquisition was approximately $3.6 million.

  These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. The consolidated financial statements include the operating results of each business from the date of acquisition.

6. Subsequent Events

  Effective July 19, 1999, the Company purchased certain assets and operations of Englewood Dialysis Facility, LLC an outpatient dialysis facility located in Englewood, New Jersey. The purchase price, including costs of the transaction, was approximately $10.0 million. This transaction was accounted for as a purchase resulting in the recording of goodwill of approximately $7.3 million. In June 1999, the Company funded the amount of the purchase price in an escrow account that was subsequently distributed as of the date of closing on July 19, 1999.

7. Credit Facility

  On June 30, 1999, the Company refinanced its prior credit facility (the "Prior Credit Facility") with Harris Trust and Savings Bank as agent bank. The new credit facility (the "Credit Facility") consists of three separate facilities; a revolving credit facility, an acquisition credit facility and a year 2000 credit facility.

  The revolving credit facility of $35.0 million matures on June 30, 2002 (the "Revolving Credit Facility"). The borrowings on the Revolving Credit Facility are limited to 75% of eligible accounts receivable and up to 50% of eligible inventory. Interest is payable at the Company's option of either the higher of the bank's prime rate (7.75% at June 30, 1999) or the Federal Funds rate plus 1/2 of 1%, plus 0.00%-1.00%, or the London Interbank Offered Rate (LIBOR) (5.23625% at June 30, 1999) plus 2.00%-2.75%. Commitment fees of 0.50% of the unused portion of the Revolving Credit Facility are payable quarterly. No amounts were drawn on the revolving credit facility at June 30, 1999.

  The acquisition credit facility of $65.0 million matures on June 15, 2005 (the "Acquisition Credit Facility"). Under the Acquisition Credit Facility, all of the borrowings outstanding thereunder on each of June 30, 2000, 2001 and 2002 must be converted to one or more seven-year term loans with balloon payments due on June 15, 2005. Interest is payable at the Company's option of either the higher of the bank's prime rate or the Federal Funds rate plus 1/2 of 1%, plus 0.25%-1.25%, or LIBOR plus 2.25%-3.00%. Commitment fees of 0.75% of the unused portion of the Acquisition Credit Facility are payable quarterly. At June 30, 1999, the Company had outstanding approximately $13.8 million under the acquisition credit facility.

  A year 2K credit facility of $40.0 million is available from January 1, 2000 through June 30, 2000 (the "Year 2000 Credit Facility"). The purpose of the Year 2000 Credit Facility is to finance government related accounts receivable which are unpaid due to difficulties related to the year 2000. Interest is payable at the Company's option of either the higher of the bank's prime rate or the Federal Funds rate plus 1/2 of 1%, plus 0.00%-1.00%, or LIBOR plus 2.00%-2.75%. Commitment fees of 0.50% of the unused portion of the Year 2000 Credit Facility are payable quarterly.

  The Credit Facility contains covenants, which among other things require the Company to maintain certain financial ratios and minimum levels of net worth. The Credit Facility, including any interest rate hedging transactions provided by Harris Trust and Savings Bank or any syndicated bank, are collateralized by a lien on all of the assets of the Company.

8. Other Financial Information

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

  The following table sets forth the financial data at June 30, 1999 and for the nine months then ended:

                                                                        Non-
                                          Parent       Guarantor     Guarantor
                                         Company     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                       ------------  -------------  ------------  -------------  -------------
Statement of Operations Data:
 Net revenue.......................... $        --   $108,018,144   $ 25,263,970  $    (430,205) $ 132,851,909
 Patient care costs...................          --      65,182,744    18,459,697            --      83,642,441
 General and administrative expenses..    3,388,632     21,935,382     2,245,219       (430,205)    27,139,028
 Provision for bad debts..............          --       2,740,980       491,750            --       3,232,730
 Depreciation and amortization........    1,520,234      4,969,969     1,052,707            --       7,542,910
                                       ------------  -------------  ------------  -------------  -------------
 Income (loss) from operations........   (4,908,866)    13,189,069     3,014,597            --      11,294,800
 Interest expense, net................   (7,448,317)      (104,918)     (800,253)           --      (8,353,488)
 Equity in earnings of subsidiaries...          --         590,216           --             --         590,216
 Minority interests in earnings.......          --        (523,297)     (137,189)           --        (660,486)
 Other................................          --        (328,724)      328,724            --             --
                                       ------------  -------------  ------------  -------------  -------------
 Income before income taxes expense...  (12,357,183)    12,822,346     2,405,879            --       2,871,042
 Income tax expense...................          --       1,528,631       337,546            --       1,866,177
                                       ------------  -------------  ------------  -------------  -------------
 Net income (loss).................... $(12,357,183) $  11,293,715  $  2,068,333  $         --   $   1,004,865
                                       ============  =============  ============  =============  =============
Balance Sheet Data:
 Assets:
 Cash and cash equivalents............ $   (817,360) $   1,172,200  $  2,278,951  $         --   $   2,633,791
 Patient accounts receivable and
  other...............................      801,586     44,928,486     7,785,342     (2,174,541)    51,340,873
 Other current assets.................          --      13,670,661       290,862            --      13,961,523
 Property and equipment, net..........    8,199,573     18,386,454     2,934,886            --      29,520,913
 Goodwill, net........................   12,734,055     42,440,470    14,865,147            --      70,039,672
 Amounts due from affiliates..........   36,104,983    (21,623,223)   (4,528,616)           --       9,953,144
 Investment in affiliates.............   54,433,537      6,238,604     1,490,050    (61,120,596)     1,041,595
 Other assets, net....................   17,378,413     19,008,462       191,909            --      36,578,784
                                       ------------  -------------  ------------  -------------  -------------
 Total assets......................... $128,834,787  $ 124,222,114  $ 25,308,531  $ (63,295,137) $ 215,070,295
                                       ============  =============  ============  =============  =============
 Liabilities and Stockholders' Equity:
 Current liabilities.................. $  6,116,492  $  21,660,140  $  4,670,140  $  (1,484,073) $  30,962,699
 Long-term liabilities................  108,677,484      8,469,858     8,390,211       (690,468)   124,847,085
 Total stockholders' equity...........   14,040,811     94,092,116    12,248,180    (61,120,596)    59,260,511
                                       ------------  -------------  ------------  -------------  -------------
 Total liabilities and stockholders'
  equity.............................. $128,834,787  $ 124,222,114  $ 25,308,531  $ (63,295,137) $ 215,070,295
                                       ============  =============  ============  =============  =============
Statement of Cash Flows Data:
 Operating activities:
 Net income (loss).................... $(12,357,183) $  11,293,715  $  2,068,333  $         --   $   1,004,865
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
 Provision for bad debts..............          --       2,740,980       491,750            --       3,232,730
 Depreciation and amortization........    1,520,234      4,969,969     1,052,707            --       7,542,910
 Equity in earnings of subsidiaries...          --        (590,215)          --             --        (590,215)
 Minority interests in earnings.......          --         797,675      (137,189)           --         660,486
 Net change in operating assets and
  liabilities (net of effect of                 --             --            --             --             --
  acquisitions).......................  (15,496,267)     7,688,188    (2,158,607)           --      (9,966,686)
                                       ------------  -------------  ------------  -------------  -------------
 Net cash provided by (used in)
  operating activities................  (26,333,216)    26,900,312     1,316,994            --       1,884,090
 Investing activities:
 Additions to property and
  equipment...........................     (274,775)    (4,487,012)      222,303            --      (4,539,484)
 Acquisition of businesses, net of
  cash acquired.......................          --     (24,370,942)          --             --     (24,370,942)
 (Increase) decrease in amounts due
  from affiliates.....................    1,293,997      3,790,688      (815,109)           --       4,269,576
                                       ------------  -------------  ------------  -------------  -------------
 Net cash provided by (used in)
  investing activities................    1,019,222    (25,067,266)     (592,806)           --     (24,640,850)
 Financing Activities:
 Proceeds from notes payable..........   47,316,024            --            --             --      47,316,024
 Payments on notes payable............  (33,550,000)      (485,685)          --             --     (34,035,685)
 Other................................          --        (415,355)          --             --        (415,355)
                                       ------------  -------------  ------------  -------------  -------------
 Net cash provided by (used in)
  financing activities................   13,766,024       (901,040)          --             --      12,864,984
 Increase (decrease) in cash and cash
  equivalents.........................  (11,547,970)       932,006       724,188            --      (9,891,776)
 Cash and cash equivalents at
  beginning of year...................   10,730,610        240,194     1,554,763            --      12,525,567
                                       ------------  -------------  ------------  -------------  -------------
 Cash and cash equivalents at end of
  year................................ $   (817,360) $   1,172,200  $  2,278,951  $         --   $   2,633,791
                                       ============  =============  ============  =============  =============

  The following table sets forth the financial data at June 30, 1998 and for the nine months then ended:

                                                          Non-
                             Parent      Guarantor     Guarantor
                            Company     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ------------  ------------  ------------  ------------ ------------
Statement of Operations
 Data:
 Net revenues...........  $    169,905  $ 87,686,258  $20,372,515      $ --      $108,228,678
 Patient care costs.....           --     52,182,393   15,395,573        --        67,577,966
 General and
  administrative
  expenses..............     2,667,816    16,942,372    2,308,863        --        21,919,051
 Provision for bad
  debts.................           --      3,143,377      379,259        --         3,522,636
  Depreciation and
  amortization..........       553,418     3,604,671      775,110        --         4,933,199
                          ------------  ------------  -----------      -----     ------------
  Income (loss) from
  operations............    (3,051,329)   11,813,445    1,513,710        --        10,275,826
  Interest expense
  (net).................    (3,514,134)      750,393     (864,391)       --        (3,628,132)
 Equity in earnings of
  unconsolidated
  subsidiaries..........           --        861,830          --         --           861,830
 Minority interests in
  earnings..............           --       (399,084)    (143,363)       --          (542,447)
                          ------------  ------------  -----------      -----     ------------
 Income before income
  taxes.................    (6,565,463)   13,026,584      505,956        --         6,967,077
 Income tax.............           --      3,851,726       52,257        --         3,903,983
                          ------------  ------------  -----------      -----     ------------
 Net income (loss)......  $ (6,565,463) $  9,174,858  $   453,699      $ --      $  3,063,094
                          ============  ============  ===========      =====     ============
Statement of Cash Flows
 Data:
 Operating activities:
 Net income (loss)......  $ (6,565,463) $  9,174,858  $   453,699      $ --      $  3,063,094
 Adjustments to
  reconcile net income
  to net cash provided
  by (used in) operating
  activities:
  Provision for bad
   debts................           --      3,143,377      379,259        --         3,522,636
  Depreciation and
   amortization.........       553,418     3,604,671      775,110        --         4,933,199
  Equity in earnings of
   unconsolidated
   subsidiaries.........           --       (861,830)         --         --          (861,830)
  Minority interests in
   earnings.............           --        399,084      143,363        --           542,447
  Net change in
   operating assets and
   liabilities (net of
   effect of
   acquisitions)........    (7,492,503)    1,105,669   (1,050,470)       --        (7,437,304)
                          ------------  ------------  -----------      -----     ------------
  Net cash provided by
   (used in) operating
   activities...........   (13,504,548)   16,565,829      700,961        --         3,762,242
 Investing activities:
 Additions to property
  and equipment.........           --    (10,270,492)         --         --       (10,270,492)
 Acquisition of
  businesses, net of
  cash acquired.........   (15,792,916)          --           --         --       (15,792,916)
 Increase in amounts due
  from affiliates.......           --        101,856          --         --           101,856
                          ------------  ------------  -----------      -----     ------------
 Net cash used in
  investing activities..   (15,792,916)  (10,168,636)         --         --       (25,961,552)
 Financing activities:
 Proceeds from notes
  payable...............   149,303,574           --           --         --       149,303,574
 Payments on notes
  payable...............   (82,632,358)          --           --         --       (82,632,358)
 Other..................           --       (600,022)         --         --          (600,022)
                          ------------  ------------  -----------      -----     ------------
 Net cash provided by
  (used in) financing
  activities............    66,671,216      (600,022)         --         --        66,071,194
Increase in cash and
 cash equivalents.......    37,373,752     5,797,171      700,961        --        43,871,884
Cash and cash
 equivalents at
 beginning of period....       816,398       316,418    1,323,853        --         2,456,669
                          ------------  ------------  -----------      -----     ------------
Cash and cash
 equivalents at end of
 period.................  $ 38,190,150  $  6,113,589  $ 2,024,814      $ --      $ 46,328,553
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

Overview

  Everest is a leading provider of dialysis and other blood treatment services. Founded in 1968 and principally owned by nephrologists, the Company has a long-standing focus on developing strong relationships with physicians to provide high-quality patient care. The Company is the nation's sixth-largest provider of chronic dialysis outpatient services and serves over 5,900 patients through 63 facilities in 12 states. Everest also contracts with 102 hospitals in 11 states to provide a broad range of other extracorporeal blood treatment services, including inpatient acute dialysis, perfusion, apheresis and auto-transfusion (together, "Contract Services"). Pursuant to management contracts, Everest provides management services to (i) a physician practice group comprised of 26 nephrologists, primarily in the Chicago and northwest Indiana areas, and (ii) certain minority-owned or unaffiliated dialysis facilities. For the nine months ended June 30, 1999, the Company derived 84.8% of its net revenues from chronic dialysis services, 13.5% from Contract Services and 1.7% from management services.

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

  During the three months ended June 30, 1999, the Company acquired additional equity in one entity in which it previously held a minority interest. In May 1999, the Company acquired the remaining equity interests in Dialysis Specialists of Tulsa, Inc. The Company's interest was increased from 33.33% to 100.0%. This acquisition represents 21 stations and 136 patients.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

  Net Revenues. Net revenues increased $8.5 million or 20.9% to $49.2 million for the three months ended June 30, 1999 from $40.7 million for the three months ended June 30, 1998. This increase resulted primarily from a 17.5% increase in the number of treatments to 176,005 for the three months ended June 30, 1999 from 146,792 for the three months ended June 30, 1998. This growth in treatments is the result of acquisitions and development of various dialysis facilities and a 7.0% increase in same store treatments for the three months ended June 30, 1999 over the three months ended June 30, 1998. The average net revenue per treatment increased from $241 for the three months ended June 30, 1998 to $243 for the three months ended June 30, 1999. The remaining increase in net revenues is attributable to the acquisition of a Contract Services business and increases in the acute and extracorporeal hospital services.

  Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct and indirect labor, drugs and other medical supplies and operational costs of the facilities. Patient care costs increased $6.6 million or 27.0% to $31.0 million for the three months ended June 30, 1999 from $24.4 million for the three months ended June 30, 1998. This increase resulted primarily from an increase in the number of treatments performed during the period that caused a corresponding increase in the use of labor, drugs and supplies.

  General and Administrative Expenses. General and administrative expenses include corporate office costs and other administrative costs including accounting, billing, quality assurance, facility costs, treasury and information systems. General and administrative expenses increased $1.1 million or 12.5% to $9.9 million for the three months ended June 30, 1999 from $8.8 million for the three months ended June 30, 1998. This increase is mainly attributable to the continued growth of the corporate infrastructure, including the expansion of information systems and Year 2000 costs.

  Provision for Bad Debts. The Company provides for doubtful accounts in the same period that revenue is recognized based on management's estimate of the collectibility of the accounts receivable based upon several factors such as payor mix and billing practices. Provision for bad debts decreased $500,000 or 31.3% to $1.1 million for the three months ended June 30, 1999 from $1.6 million for the three months ended June 30, 1998. This decrease was a result of the timing of the bad debt provision in fiscal 1998. The Company significantly increased its provision for bad debts during fiscal 1998 due to the commercial price increase that was effected in the fourth quarter of fiscal 1997. Since that point in time, no significant changes in commercial pricing have occurred.

  Depreciation and amortization. Depreciation and amortization increased approximately $700,000 or 36.8% to $2.6 million for the three months ended June 30, 1999 from $1.9 million for the three months ended June 30, 1998. The increase was due to increased amortization of goodwill and other intangibles as a result of business acquisitions (including the purchase of minority interests).

  Income from Operations. Income from operations increased approximately $600,000 or 15.0% to $4.6 million for the three months ended June 30, 1999 from $4.0 million for the three months ended June 30, 1998. Income from operations as a percentage of net revenues decreased slightly to 9.4% for the three months ended June 30, 1999 as compared to 9.8% for the three months ended June 30, 1998.

  Interest Expense, Net. Interest expense, net of interest income, increased approximately $1.3 million or 61.9% to $3.4 million for the three months ended June 30, 1999 from $2.1 million for the three months ended June 30, 1998. The increase in interest expense, net of interest income, was attributable to the interest associated with the senior subordinated debt and the amortization of deferred financing costs. This increase was offset by a decrease in the net borrowings under the Prior Credit Facility.

  Equity in Earnings of Subsidiaries. Equity in earnings of subsidiaries represents the Company's portion of earnings in unconsolidated joint ventures. The Company recognized a loss of approximately $74,000 from unconsolidated joint ventures for the three months ended June 30, 1999 as compared to recognizing equity in earnings of subsidiaries of $211,000 for the three months ended June 30, 1998. The change in the equity in earnings was due to the Company's strategy of rolling-up the more profitable unconsolidated joint ventures.

  Minority Interests in Earnings. Minority interests in earnings represents the proportionate equity interests of other partners in the Company's consolidated entities that are not wholly owned. The minority interests in earnings increased approximately $127,000 to $137,000 for the three months ended June 30, 1999 as compared to $10,000 for the three months ended June 30, 1998. This is due to an increase in the earnings of majority owned entities.

  Income Taxes. Income taxes decreased approximately $661,000 or 50.8% to $639,000 for the three months ended June 30, 1999 from $1.3 million for the three months ended June 30, 1998 as a result of the factors discussed above.

Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998

  Net Revenues. Net revenues increased $24.7 million or 22.8% to $132.9 million for the nine months ended June 30, 1999 from $108.2 million for the nine months ended June 30, 1998. This increase resulted primarily from a 23.8% increase in the number of treatments from 394,363 for the nine months ended June 30, 1998 to 488,128 for the nine months ended June 30, 1999. This growth in treatments is the result of the acquisition and development of various dialysis facilities and an 7.8% increase in same store treatments for the nine months ended June 30, 1999 over the nine months ended June 30, 1998. The net revenue per treatment remained constant at $232 per treatment for the nine months ended June 30, 1999 and 1998. Factoring in the contractual adjustments of $1.4 million which occurred in the first quarter of fiscal 1999, the average net revenue per treatment would have increased from $227 in the third quarter of fiscal 1998 to $236 in the third quarter of fiscal 1999. The remaining increase in net revenues is attributable to the acquisition of a Contract Services business and increases in the acute and extracorporeal hospital services.

  Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct and indirect labor, drugs and other medical supplies and operational costs of the facilities. Patient care costs increased $16.0 million or 23.7% to $83.6 million for the nine months ended June 30, 1999 from $67.6 million for the nine months ended June 30, 1998. This increase resulted primarily from an increase in the number of treatments performed during the period that caused a corresponding increase in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenues remained relatively constant at 62.5% for the nine months ended June 30, 1998 versus 62.9% for the nine months ended June 30, 1999.

  General and Administrative Expenses. General and administrative expenses include corporate office costs and other administrative costs including accounting, billing, quality assurance, facility costs, treasury and information systems. General and administrative expenses increased $5.2 million or 23.7% to $27.1 million for the nine months ended June 30, 1999 from $21.9 million for the nine months ended June 30, 1998. This increase is mainly attributable to the continued growth of the corporate infrastructure, including the expansion of information systems and Year 2000 costs.

  Provision for Bad Debts. The Company provides for doubtful accounts in the same period that revenue is recognized based on management's estimate of the collectibility of the accounts receivable based upon several factors such as payor mix and billing practices. Provision for bad debts decreased $300,000 or 8.6% to $3.2 million for the nine months ended June 30, 1999 from $3.5 million for the nine months ended June 30, 1998.

  Depreciation and Amortization. Depreciation and amortization increased approximately $2.6 million or 53.1% to $7.5 million for the nine months ended June 30, 1999 from $4.9 million for the nine months ended June 30, 1998. The increase was due to increased amortization of goodwill and other intangibles as a result of business acquisitions (including the purchase of minority interests).

  Income from Operations. Income from operations improved slightly to $11.3 million for the nine months ended June 30, 1999 from $10.3 million for the nine months ended June 30, 1998. However, income from operations as a percentage of net revenues decreased to 8.5% for the nine months ended June 30, 1999 as compared to 9.5% for the nine months ended June 30, 1998. This decrease was mainly attributable to the increase in depreciation and amortization expense.

  Interest Expense, Net. Interest expense, net of interest income, increased $4.8 million or 133.3% to $8.4 million for the nine months ended June 30, 1999 from $3.6 million for the nine months ended June 30, 1998. The increase in interest expense, net of interest income, was attributable to the interest associated with the senior subordinated debt and the amortization of deferred financing costs. This increase was offset by a decrease in the net borrowings under the Prior Credit Facility.

  Equity in Earnings of Subsidiaries. Equity in earnings of subsidiaries represents the Company's portion of earnings in unconsolidated joint ventures. The Company recognized equity in earnings of subsidiaries of approximately $590,000 for the nine months ended June 30, 1999 as compared to $862,000 for the nine months ended June 30, 1998. The Company continues to acquire the remaining interests in minority owned entities. As a result, the number of minority owned joint ventures is diminishing and, hence, the amount of income generated from such entities has decreased.

  Minority Interests in Earnings. Minority interests in earnings represents the proportionate equity interests of other partners in the Company's entities that are not wholly owned. The minority interests in earnings increased approximately $118,000 to $660,000 for the nine months ended June 30, 1999 as compared to $542,000 for the nine months ended June 30, 1998.

  Income Taxes. Income taxes decreased approximately $2.0 million or 51.3% to $1.9 million for the nine months ended June 30, 1999 from $3.9 million for the nine months ended June 30, 1998 as a result of the factors discussed above.

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

  "Awareness" involves the education of our employees and is an ongoing process that will continue past January 2000. "Inventory" involves taking stock of our systems, a process that is underway and progressing through each unit and corporate office. "Impact analysis" involves determining which items are not Year 2000 compliant and how they will affect the Company's business. "Remediation" is the process of determining what to do with non-compliant items. Options are to fix the problem, replace the item with new software or equipment or retire the item. "Testing" involves verifying that the fixed or replaced item is now Year 2000 compliant. "Implementation" is the process of placing the tested item into production. Phases (1) through (6) are currently in progress; the Company's goal is to complete all phases and be Year 2000 compliant by October 30, 1999.

  Contingency planning has commenced for dialysis units and corporate offices. The Company's plan includes patient education, the establishment of a disaster committee, list of units and when they are dialyzing, a plan to have all units checked on January 1, 2000 for operational readiness and a plan to insure that all units alert local utilities to their medical status. A final step is to put into place various scenarios on what to do if the building is without power or water.

  The Company has five major information technology systems, the present compliance of which is described below:

    1. Client tracking system. This system is Year 2000 compliant.

    2. Accounting package. The existing accounting package is not Year 2000 compliant. A Year 2000 upgrade will be available in the fourth quarter of fiscal 1999 and will be installed during October 1999.

    3. Interim accounting package for Contract Services. This package is Year 2000 compliant.

    4. Physician billing. The Company installed a new billing system which is Year 2000 compliant.

    5. Facilities billing. This system is not yet Year 2000 compliant. It has been analyzed, and arrangements are being made with the vendor to upgrade the system. The upgrade will be completed by October 1999.

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
                                                                     ----------
          Total..................................................... $1,573,000
                                                                     ==========

Approximately 50% of the Year 2000 budget has been spent through the third quarter of fiscal 1999. The Company has and is funding Year 2000 expenditures through its working capital. The Company anticipates that the majority of its systems will be Year 2000 compliant by November 1999.

  Management believes that the most significant risk to the Company of Year 2000 issues is the effect such issues may have on third-party payors, such as Medicare. With respect to Medicare payments, neither HCFA nor its fiscal intermediaries have any contingency plan in place. However, HCFA has mandated that its fiscal intermediaries submit a draft of their contingency plans to it and that they be prepared to ensure that no interruption of Medicare payments results from Year 2000 related failures of their systems. The Task Force has begun to consider worst case scenarios and is currently working on contingency plans to deal with those scenarios. In the third quarter of 1999, the Company amended its credit facility with the Harris Bank. The new Credit Facility provides, among other things, for a $40 million Year 2000 Credit Facility to finance government related accounts receivable which are unpaid due to difficulties related to the year 2000 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resource").

  There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operations and financial condition.

Liquidity and Capital Resources

  The Company requires capital primarily for the acquisition and development of dialysis centers and Contract Services businesses, the purchase of property and equipment for existing centers and to finance working capital requirements. At June 30, 1999, the Company's working capital was $36.9 million.

  The Company's net cash provided by operating activities was $1.9 million for the nine months ended June 30, 1999. Cash provided by operating activities consists of net income increased by non-cash expenses such as depreciation, amortization and the provision for bad debts and adjusted by the changes in components of working capital, primarily receivables, payables and accrued expenses. The Company's net cash used in investing activities was $24.6 million for the nine months ended June 30, 1999. The Company's principal sources and uses of cash consist of investing activities related to purchases of new equipment and leasehold improvements for existing dialysis centers, the purchase of majority interests in five dialysis centers and a decrease in net advances due from affiliated entities. Net cash provided by financing activities was approximately $12.9 million for the nine months ended June 30, 1999. The primary sources and uses of cash from financing activities were net borrowings or repayments under the Prior Credit Facility.

  The Company does not have any current material commitments for capital expenditures.

  On June 30, 1999, the Company refinanced its Prior Credit Facility with Harris Trust and Savings Bank as agent bank, the same commercial bank that provided the Prior Credit Facility. The new Credit Facility consists of three separate facilities: (i) the $35.0 million Revolving Credit Facility maturing on June 30, 2002; (ii) $65.0 million Acquisition Credit Facility maturing on June 15, 2005, which includes the requirement to convert all of the borrowings outstanding thereunder on each of June 30, 2000, 2001 and 2002 to one or more seven-year term loans with balloon payments due on June 15, 2005 (the "Term Loans"); and (iii) the $40.0 million Year 2000 Credit Facility, available from January 1, 2000 through June 30, 2000, to finance government related accounts receivable which are unpaid due to difficulties related to the year 2000. The total amount drawn under the Credit Facility may not exceed $140.0 million. The Credit Facility contains operating and financial covenants, including, without limitation, requirements to maintain leverage and debt service coverage ratios and minimum tangible net worth. In addition, the Credit Facility includes customary covenants relating to the delivery of financial statements, reports, notices and other information, access to information and properties, maintenance of insurance, payment of taxes, maintenance of assets, nature of business, corporate existence and rights, compliance with applicable laws, including environmental laws, transactions with affiliates, use of proceeds, limitation on indebtedness, limitations on liens, limitations on certain mergers and sales of assets, limitations on stock repurchases, and limitation on debt payments and other distributions including prepayment or redemption of the Company's Senior Subordinated Notes due 2008. The Credit Facility contains certain events of default after expiration of applicable grace periods, including defaults relating to: (i) nonpayment of principal, interest, fees or other amounts; (ii) violation of covenants; (iii) material inaccuracy of representations and warranties; (iv) bankruptcy; (v) material judgments; (vi) certain ERISA liabilities; and (vii) actual or asserted invalidity of any loan documents.

  In November 1996, the Company issued notes in the aggregate principal amount of $7.0 million as part of the purchase price for its acquisition of The Extracorporeal Alliance. The notes bear interest at a variable rate equal to the five-year Treasury note rate plus three percent and mature on October 31, 2002.

  A significant component of the Company's growth strategy is the acquisition and development of dialysis centers and the acquisition of Contract Services businesses. The Company believes that the existing cash and funds from operations, together with funds available under the Credit Facility, will be sufficient to meet the Company's acquisition, development, expansion, capital expenditure and working capital needs for at least the next twelve months. In order to finance certain strategic acquisition opportunities, the Company may from time to time incur additional short and long-term bank indebtedness and may issue equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that the Company will be successful in implementing its growth strategy or that adequate sources of capital will be available in the future as needed on terms acceptable to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. The Company does not believe that its market risk financial instruments on June 30, 1999 would have a material effect on future operations or cash flow.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a) Not applicable.

  (b) Not applicable.

  (c) Not applicable.

  (d) On May 5, 1998, the Company sold (the "Initial Offering") its $100,000,000 9 3/4% Senior Subordinated Notes due 2008, Series A (the "Private Notes"). On October 2, 1998, the Company delivered in exchange (the "Exchange") for the Private Notes its $100,000,000 9 3/4% Senior Subordinated Notes due 2008, Series B (the "Notes"). The net proceeds to the Company from the Initial Offering were $95.2 million, after deducting the initial purchaser's discount and offering expenses. The Company used $48.4 million of the net proceeds to repay indebtedness under the Company's prior credit facility that bore interest at a weighted average rate of 8.99% per annum as of June 30, 1998 and was to mature in May 2000. $7.2 million of the net proceeds were used to repay loans made to the Company by certain of its shareholders. $5.1 million of these loans bore interest at the prime rate plus 1% per annum and matured at various times throughout 1998. $2.1 million of these loans bore interest at the prime rate plus 1% per annum and matured on November 29, 2000. The Company used $19.2 million of net proceeds to acquire a management services agreement and $4.7 million to acquire land and buildings. The Company used approximately $10.0 million to acquire controlling interests in four dialysis facilities. Additionally, the Company used the remaining $5.7 million of the net proceeds for working capital purposes.

ITEM 3. NOT APPLICABLE

ITEM 4. NOT APPLICABLE

ITEM 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 Exhibit No. Exhibit
 ----------- -------
    2        Plan and Agreement of Merger dated June 28, 1999 by and between
             Ohio Valley Dialysis Centers, Inc., Northwest Indiana Dialysis
             Centers, Inc. and Lake Avenue Dialysis Centers, Inc.

   27        Financial Data Schedule.

  (b) A report on Form 8-K was filed on July 28, 1999 reporting: (1) the hiring of Lawrence D. Damron as Chief Financial Officer; (2) the amendment and restatement of the Credit Agreement; (3) the consolidation of Everest's Indiana entities; and (4) the acquisition of Englewood Dialysis Facility, L.L.C.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Everest Healthcare Services
                                           Corporation

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Amarillo Acute Dialysis Specialists,
                                           L.L.C.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Con-Med Supply Company, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Continental Health Care, Ltd.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Dialysis Specialists of Corpus
                                           Christi, L.L.C.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Dialysis Specialists of South Texas,
                                           L.L.C.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          DuPage Dialysis Ltd.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Everest Management, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Hemo Dialysis of Amarillo, L.L.C.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Home Dialysis of America, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Home Dialysis of Dayton, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Mercy Dialysis Center, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          New York Dialysis Management, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          North Buckner Dialysis Center, Inc.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Everest Healthcare Indiana, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          WSKC Dialysis Services, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Everest New York Holdings, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Everest One IPA, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Everest Two IPA, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Everest Three IPA, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Acute Extracorporeal Services,
                                           L.L.C.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               Chairman and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                         Dialysis Specialists of Central
                                          Cincinnati, Ltd.

                                                  /s/ Craig W. Moore
                                         By: __________________________________
                                                      Craig W. Moore
                                              President and Chief Executive
                                                         Officer

                                                /s/ Lawrence D. Damron
                                         By: __________________________________
                                                    Lawrence D. Damron
                                                 Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Home Dialysis of Fairfield, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               President and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Home Dialysis of Columbus, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               President and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Dialysis Specialists of Tulsa, Inc.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                               President and Chief Executive
                                                          Officer

                                                /s/ Lawrence D. Damron
                                          By: _________________________________
                                                    Lawrence D. Damron
                                                  Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                          Northern New Jersey Dialysis, L.L.C.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

 Exhibit No. Exhibit
 ----------- -------
 2           Plan and Agreement of Merger dated June 28, 1999 by and between
             Ohio Valley Dialysis Centers, Inc., Northwest Indiana Dialysis
             Centers, Inc. and Lake Avenue Dialysis Centers, Inc.

 27          Financial Data Schedule.