Form 10-K
period 1999-09-30
EVEREST HEALTHCARE SERVICES CORP; MERCY DIALYSIS CENTER INC; CON MED SUPPLY CO INC; CONTINENTAL HEALTH CARE LTD; DUPAGE DIALYSIS LTD; EVEREST MANAGEMENT INC; HEMO DIALYSIS OF AMERICA INC; NEW YORK DIALYSIS MANAGEMENT INC; NORTH BUCKNER DIALYSIS CENTER INC; OHIO VALLEY DIALYSIS CENTER INC
filed 1999-12-29
CIK 1058560, 825923, 1064286, 1064287, 1064290, 1064291, 1064293, 1064296, 1064297, 1064300

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

                  For the fiscal year ended September 30, 1999

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

        (Additional registrants listed on Exhibit A to this cover page.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of December 29, 1999, there was no established public trading market for the shares of the Common Stock of Everest Healthcare Services Corporation (the "Company").

  As of December 29, 1999, the number of shares outstanding of the Common Stock of the Company, par value $.001 per share, was 12,819,586.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                EXHIBIT A TO COVER PAGE--ADDITIONAL REGISTRANTS

                     ACUTE EXTRACORPOREAL SERVICES, L.L.C.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4265964
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                          CON-MED SUPPLY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                Illinois                               36-3147024
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                         CONTINENTAL HEALTH CARE, LTD.
             (Exact name of registrant as specified in its charter)

                Illinois                               36-3084746
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                      DIALYSIS SPECIALISTS OF TULSA, INC.
             (Exact name of registrant as specified in its charter)

                Oklahoma                               73-1508212
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                              DUPAGE DIALYSIS LTD.
             (Exact name of registrant as specified in its charter)

                Illinois                               36-3029873
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                        EVEREST HEALTHCARE INDIANA, INC.
             (Exact name of registrant as specified in its charter)

                Indiana                                36-3575844
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                         EVEREST HEALTHCARE OHIO, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio                                 31-1418495
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                     EVEREST HEALTHCARE TEXAS HOLDING CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4321504
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                         EVEREST HEALTHCARE TEXAS, L.P.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4321507
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                            EVEREST MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                              Applied For
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                        EVEREST NEW YORK HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                New York                               36-4276708
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                             EVEREST ONE IPA, INC.
             (Exact name of registrant as specified in its charter)

                New York                               13-3988854
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                            EVEREST THREE IPA, INC.
             (Exact name of registrant as specified in its charter)

                New York                               36-4276711
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)



                             EVEREST TWO IPA, INC.
             (Exact name of registrant as specified in its charter)

                New York                               36-4276710
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                         HOME DIALYSIS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                Arizona                              86-0711476
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


                          MERCY DIALYSIS CENTER, INC.
             (Exact name of registrant as specified in its charter)

               Wisconsin                             39-1589773
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


                       NEW YORK DIALYSIS MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

               New York                              36-3702390
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


                      NORTH BUCKNER DIALYSIS CENTER, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                              36-4206319
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


                      NORTHERN NEW JERSEY DIALYSIS, L.L.C.
             (Exact name of registrant as specified in its charter)

               Delaware                              36-4291598
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


                          WSKC DIALYSIS SERVICES, INC.
             (Exact name of registrant as specified in its charter)

               Illinois                              36-2668594
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

                  101 North Scoville, Oak Park, Illinois 60302
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (708) 386-1000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I
Item  1.     Business...............................................................................   1
Item  2.     Properties.............................................................................  17
Item  3.     Legal Proceedings......................................................................  18
Item  4.     Submission of Matters to a Vote of Security Holders....................................  18
PART II
Item  5.     Market for Registrant's Common Equity and Related Stockholder Matters..................  19
Item  6.     Selected Financial Data................................................................  19
Item  7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..  20
Item  7(a).  Quantitative and Qualitative Disclosures About Market Risk.............................  30
Item  8.     Financial Statements and Supplementary Data............................................  30
Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  30
PART III
Item 10.     Directors and Executive Officers of the Registrant.....................................  31
Item 11.     Executive Compensation.................................................................  34
Item 12.     Security Ownership of Certain Beneficial Owners and Management.........................  39
Item 13.     Certain Relationships and Related Transactions.........................................  40
PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  43

EVEREST HEALTHCARE SERVICES CORPORATION
101 North Scoville
Oak Park, Illinois 60302
(708) 386-1000

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

ITEM 1. BUSINESS

Overview

  Everest Healthcare Services Corporation is a leading provider of dialysis and other blood treatment services. Founded in 1968 and principally owned by nephrologists, the Company has a long-standing focus on developing strong relationships with physicians to provide high-quality patient care. Everest is the nation's sixth-largest provider of chronic dialysis outpatient services and serves over 6,400 patients through 68 facilities in 12 states. In addition to its outpatient dialysis center operations, the Company provides acute dialysis services through contractual relationships with 30 hospitals in four states. Everest also contracts with 81 hospitals in 9 states to provide a broad range of other extracorporeal (outside-the-body) blood treatment services, including perfusion, apheresis and auto-transfusion ("Contract Services"). Pursuant to management contracts, Everest provides management services to (i) a physician practice group comprised of 28 nephrologists, primarily in the Chicago and northwest Indiana areas, and (ii) certain minority-owned or unaffiliated dialysis facilities. The Company derived 86.9% of its net revenues for fiscal 1999 from chronic and acute dialysis services, 11.7% from Contract Services and 1.4% from management services.

  Everest's dialysis operations were founded in 1968 as a single dialysis center and grew over the next three decades through a combination of de novo facility development, acquisitions and internal growth. Everest has completed 19 acquisitions encompassing 34 facilities and developed 34 de novo centers since its inception. Through geographic clustering of its outpatient dialysis centers, the Company has created strong regional market positions, particularly in the Midwest. The Company focuses on accelerating its growth within each market by: (i) capitalizing on its strong physician and hospital relationships;
(ii) expanding capacity; and (iii) providing high-quality service which leads to new patient referrals. Everest operates 56 full-service outpatient dialysis centers which provide on-site dialysis services as well as training for home dialysis patients. Everest also operates 12 home dialysis training and support centers which provide services and equipment to home dialysis patients.

  Capitalizing on its strong hospital and physician relationships and its core competencies in blood processing, Everest significantly expanded its Contract Services business with the completion of three acquisitions in fiscal 1997 and one acquisition in fiscal 1998. The Company believes it is uniquely positioned as the only company currently offering hospitals an outsourcing solution to all of their extracorporeal blood treatment needs.

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

Chronic Dialysis Operations

  Facility Information. The Company operates 68 outpatient dialysis facilities, including 56 full-service dialysis facilities and 12 centers exclusively providing home dialysis training and support. The facilities are located in Illinois (14), Indiana (9), Kansas (1), Kentucky (2), New Jersey (5), New York
(8), Ohio (15), Oklahoma (2), Pennsylvania (1), South Dakota (2), Texas (8) and Wisconsin (1).

  Everest's 56 full-service facilities offer on-site dialysis treatments as well as home dialysis training and support services. As of September 30, 1999, the Company operated a total of 939 dialysis stations, most of which are available 16 hours a day, six days a week. As of September 30, 1999, the Company's utilization rate for its then-existing stations was 80%. Each full-service facility has patient examination rooms, staff areas and offices, water treatment areas and amenities such as color televisions for the patients. Everest also operates 12 facilities that exclusively provide the necessary equipment, supplies, training and support services to those patients who prefer and are able to receive their treatments at home.

  Organizational Structure. Of the Company's 68 facilities, 45 are operated as wholly-owned subsidiaries, seven are majority-owned, nine are minority-owned, and seven are unaffiliated and operated pursuant to management contracts in New York, South Dakota, Ohio and New Jersey.

  The terms of these management contracts vary, but they generally extend for five years with renewal options. Everest's compensation under these agreements typically consists of a fixed fee plus a percentage of revenues; such compensation does not include any capitation fee. From time to time Everest has entered into joint ventures with physicians to facilitate the development of outpatient facilities in new and existing markets and may again in the future.

  Everest's dialysis facilities are managed by the Company's Executive Vice President and Chief Operating Officer, Dialysis Services, who oversees nine regional directors. The regional directors manage the operations of the facilities in their respective regions and are responsible for staffing, quality outcomes and regional profitability. Each facility has a facility manager who reports to the regional director. Facility managers are responsible for facility staffing, quality outcomes, patient satisfaction results, facility profitability and promoting and maintaining a strong teamwork environment. Generally, key managers and staff are eligible to receive incentives based upon the achievement of certain quality measurements, patient satisfaction results, financial performance goals and teamwork objectives. See "--Human Resources," and "--Training and Development."

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

  Physician Relationships. The Company believes that its physician relationships are a key factor in the success of its dialysis facilities. As required by the Medicare ESRD program, each of the Company's dialysis facilities is supervised by a qualified medical director who is a physician. The medical director at each facility is responsible for patient care and relationships with referring physicians. Generally, medical directors are board certified in internal medicine and nephrology and have at least twelve months of training or experience in the care of patients at ESRD centers. In all cases, the Company's medical directors refer patients to the Company's centers. In most cases, the medical director is the sole or substantial source of referrals to the centers served.

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

Contract Services Operations

  Everest significantly expanded its Contract Services business with the acquisition of three and one Contract Services providers in fiscal 1997 and 1998, respectively. Everest believes that it can build on its core competencies in blood processing to market extracorporeal blood services through its existing relationships and that it can use relationships developed in its Contract Services business to market dialysis services. The Contract Services business also provides the Company with a business that is not directly dependent on government reimbursement.

  As of September 30, 1999, the Company had contracts with 81 hospitals in 9 states. Everest acts as the exclusive provider of extracorporeal blood services for most of these hospitals. Contracts with customer hospitals generally provide for a portfolio of services including professional staffing, disposable supplies, inventory management services, clinical quality management services, and capital equipment. The professional staffing required by the contracts may include a perfusionist, a registered nurse, or a technician, who are on-call 24 hours a day. The Company typically owns or leases the equipment used in providing these services, such as heart-lung machines, transfusion machines, and apheresis machines and supplies the necessary disposable accessories for these machines and related equipment. This equipment is usually stored at the hospital, but is operated and maintained by the Company. Everest operates regional offices in Florida, Illinois, Indiana, Michigan and Texas, where the Company provides centralized support services for Contract Services.

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

Sources of Revenue Reimbursement

  The following table provides information regarding the percentage of the Company's net revenues provided with respect to: (i) chronic and acute dialysis services, by Medicare, Medicaid and other third-party payors such as indemnity insurers, managed care companies, hospitals and others; (ii) Contract Services, by hospitals and, to a much lesser extent, other payors; and (iii) management fees earned through services performed under contract.

                                                Fiscal year ended September 30,
                                                --------------------------------
      Payor                                        1997       1998       1999
      -----                                     ---------- ---------- ----------
      Chronic and Acute Dialysis:
        Medicare...............................      57.5%      47.7%      49.9%
        Medicaid...............................       8.5%       7.4%       7.3%
        Other payors...........................      19.2%      30.6%      29.7%
      Contract Services:
        Hospitals and other payors.............      12.3%      12.5%      11.7%
      Management Service Fees                         2.5%       1.8%       1.4%
                                                ---------- ---------- ----------
                                                    100.0%     100.0%     100.0%

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

  The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $117 and $139 per treatment for routine dialysis services, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Medicare Payment Advisory Commission ("MedPAC"). MedPAC is a new commission that was mandated by the Balanced Budget Act of 1997 to continue and expand upon the work of the Prospective Payment Assessment Commission ("PROPAC"). The Medicare ESRD reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990 numerous Congressional actions resulted in net reduction of the average reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment in 1990. Congress increased the ESRD reimbursement rate, effective January 1, 1991, resulting in an average ESRD reimbursement rate of $126 per treatment. In 1990, Congress required that the Department of Health and Human Services ("HHS") and PROPAC study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. In March 1998, MedPAC recommended a 2.7% increase in the reimbursement rate. The Balanced Budget Refinement Act of 1999 would update the composite rate for payment by 1.2% for renal dialysis services furnished in 2000 and an additional 1.2% for such services furnished in 2001.

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

  Medicaid Reimbursement. The Company is a certified ESRD Medicaid provider in all states in which it does business. Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state-defined levels or who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverage (e.g., oral medications) that is not provided by Medicare. State regulations generally follow Medicare reimbursement levels and coverage without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets.

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

Human Resources

  As of September 30, 1999, the Company had 1,724 employees, including a professional staff of approximately 657 nurses, social workers, dietitians and perfusionists, a corporate and regional staff of approximately 239 employees and a facilities support staff of approximately 828 employees. The Company also contracts with numerous health care professionals, including physicians, nurses, social workers, dietitians, perfusionists and technicians who are not employees of Everest. Medical directors of the Company's dialysis facilities are independent contractors rather than employees of the Company, although some medical directors are employees of either Nephrology Associates of Northern Illinois Ltd. ("NANI-IL") or Nephrology Associates of Northern Indiana, P.C. ("NANI-IN"), each of which is owned by directors, officers and/or shareholders of the Company. In these cases, professional service fees for the medical directors are paid by the Company to NANI-IL and NANI-IN for medical director services performed for such corporations' dialysis units. See "Certain Relationships and Related Transactions." In the majority of cases, however, the fees are payable directly by the Company to the medical directors (or their physician practices) pursuant to individually negotiated contracts.

  Perfusionists generally enter into written agreements with the Company which specify their duties and establish their compensation. Such agreements are terminable by either party on advance written notice.

  As of September 30, 1999, 110 of the Company's employees were members of unions. The Company believes that its relationships with its employees are good.

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

  On July 21, 1994, the Secretary of HHS proposed a rule that would modify the original set of safe harbor provisions to give greater clarity to the rule's original intent. Those rules were published in final form on November 19, 1999. The final rule makes modifications to the safe harbors on personal services, management contracts, investment interests, and space rentals, among others. The Company does not believe that its current operations, as set forth above, are materially impacted by the final rule.

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

ITEM 2. PROPERTIES

  The Company operates 68 dialysis centers, five of which are located in owned facilities and the remainder of which are located in leased facilities. Such facilities range from approximately 3,000 to 15,000 square feet. These leases generally have terms of 10 years and typically contain renewal options. The Company owns 13,800 square feet of office space in Oak Park, Illinois which is used for its corporate headquarters. In addition, the Company leases approximately 28,000 square feet of space in Bellwood, Illinois which houses corporate training, purchasing, biomedical, billing, facilities management and medical records. The Company also leases space for its regional offices in Tucson, Arizona; Panama City, Florida; Dearborn, Michigan; and Westchester, Illinois. The regional offices range in size from 230 square feet to approximately 4,600 square feet under leases with expiration dates through March 31, 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

--------------------------------------------------------------------------------
                                    PART II

--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established public trading market for the common stock of the Company.

  During fiscal 1999, the Company made no sales of its unregistered securities.

  On May 5, 1998, the Company sold (the "Initial Offering") its $100 million 9 3/4% Senior Subordinated Notes due 2008, Series A (the "Private Notes"). On October 2, 1998, the Company delivered in exchange (the "Exchange") for the Private Notes its $100 million 9 3/4% Senior Subordinated Notes due 2008, Series B (the "Notes"). The net proceeds to the Company from the Initial Offering were $95.2 million, after deducting the initial purchaser's discount and offering expenses. The Company used $48.4 million of the net proceeds to repay indebtedness under the Company's prior credit facility (the "Prior Credit Facility") that bore interest at a weighted average rate of 8.99% per annum as of June 30, 1998 and was to mature in May 2000. $7.2 million of the net proceeds were used to repay loans made to the Company by certain of its shareholders. $5.1 million of these loans bore interest at the prime rate plus 1% per annum and matured at various times throughout 1998. $2.1 million of these loans bore interest at the prime rate plus 1% per annum and matured on November 29, 2000. The Company used $19.2 million of net proceeds to acquire a management services agreement and $4.7 million to acquire land and buildings. The Company used approximately $10.0 million to acquire controlling interests in four dialysis facilities. Additionally, the Company used the remaining $5.7 million of the net proceeds for working capital purposes.

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

                             Predecessor            The Company
                             ----------- -------------------------------------
                                    Fiscal year ended September 30,
                             -------------------------------------------------
                                1995      1996      1997      1998      1999
                             ----------- -------  --------  --------  --------
                                             (in thousands)
Statement of Operations
 Data:
 Net revenues...............   $47,276   $83,171  $113,808  $147,475  $184,918
 Patient care costs.........    33,454    58,854    81,913   102,644   131,634
 General and administrative
  expenses..................    10,577    13,494    14,855    23,286    24,328
 Special Charges............       --        --        --        --     22,959
 Provision for bad debts ...       754     2,523       714     2,727     7,360
 Depreciation and
  amortization..............     1,271     3,401     4,940     6,927    10,479
                               -------   -------  --------  --------  --------
 Income (loss) from
  operations................     1,220     4,899    11,386    11,891   (11,842)
 Interest expense, net......      (368)     (276)   (2,148)   (5,932)  (11,084)
 Equity in earnings of
  affiliates................       --        --        --      1,784       586
 Minority interests in
  earnings..................       --       (810)   (1,601)     (516)     (843)
 Gain on curtailment of
  pension benefits..........       --      3,044       --        --        --
 Other income, net..........       --         39       279       --        --
                               -------   -------  --------  --------  --------
 Income (loss) before income
  taxes and cumulative
  effect of change in
  accounting................       852     6,896     7,916     7,227   (23,183)
 Income tax expense
  (benefit).................       325     2,800     3,689     3,541    (6,827)
                               -------   -------  --------  --------  --------
 Income (loss) before
  cumulative effect of
  change in accounting......       527     4,096     4,227     3,686   (16,356)
 Cumulative effect of change
  in accounting.............       --        --        --        --        615
                               -------   -------  --------  --------  --------
 Net income (loss)..........   $   527   $ 4,096  $  4,227  $  3,686  $(16,971)
                               =======   =======  ========  ========  ========
Balance Sheet Data:
 Working capital............   $ 6,911   $ 8,514  $ 20,412  $ 36,965  $ 34,611
 Total assets...............    20,937    64,711   102,208   196,395   196,273
 Long-term liabilities......     5,146    23,366    51,632   111,333   123,790
 Stockholders' equity.......     7,434    28,873    32,999    58,256    41,285

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

Overview

  Everest is a leading provider of dialysis and other blood treatment services. Founded in 1968 and principally owned by nephrologists, the Company has a long-standing focus on developing strong relationships with physicians to provide high-quality patient care. The Company is the nation's sixth-largest provider of chronic dialysis outpatient services and serves approximately 6,400 patients through 68 facilities in 12 states. Everest also contracts with 81 hospitals in 9 states to provide a broad range of other extracorporeal blood treatment services, including inpatient acute dialysis, perfusion, apheresis and auto-transfusion (together, "Contract Services"). Pursuant to management contracts, Everest provides management services to (i) a physician practice group comprised of 28 nephrologists, primarily in the Chicago and northwest Indiana areas, and (ii) certain minority-owned or unaffiliated dialysis facilities. For fiscal 1999, the Company derived 86.9% of its net revenues from chronic and acute dialysis services, 11.7% from Contract Services and 1.4% from management services.

Sources of Revenues

  The Company's net revenues from chronic and acute dialysis services are derived from: (i) in-center dialysis and home dialysis services including drugs and supplies and acute dialysis services performed in hospitals; and (ii) contracts with hospital-based programs. The majority of the Company's in-center and home dialysis services are paid for under the Medicare ESRD program in accordance with rates established by HCFA. Additional payments are provided by other third-party payors (particularly by employer group health plans during the first thirty months of treatment), generally at rates higher than those reimbursed by Medicare. Everest is currently seeking to expand the portion of its revenues attributable to non-government payors by entering into contracts with managed care companies and other private payors. Because dialysis is an ongoing, life-sustaining therapy used to treat a chronic condition, utilization of the Company's chronic dialysis services is generally predictable and not subject to seasonal or economic fluctuations. ESRD patients may receive up to 156 dialysis treatments per year; however, due to hospitalization and no shows the Company's average number of treatments per patient per year is 136. Unless the patient moves to another dialysis facility, receives a kidney transplant or dies, the revenues generated per patient per year can be estimated with reasonable accuracy. See "Business--Sources of Revenue Reimbursement."

  The Company's Contract Services revenues are derived from perfusion, apheresis and auto-transfusion services provided to hospitalized patients pursuant to contracts with hospitals. Rates paid for such services are negotiated with individual hospitals. Because extracorporeal blood treatment services are required for patients undergoing major surgical procedures, utilization of the Company's Contract Services is not subject to seasonal or economic fluctuations.

  The Company's revenues also include fees paid under management services contracts. Management service fee revenue is recognized when earned. Management service fees are based on contracted rates. The contracted rates are estimates based upon the cost of services provided such as billing, accounting, technical support, cash management and facilities management.

Acquisitions

  During fiscal 1998, the Company acquired additional equity in three entities in which it previously held a minority interest: (i) Hemo Dialysis of Amarillo, L.L.C. ("HDA LLC"), which owns one outpatient and home dialysis facility located in Amarillo, Texas (the Company's interest was increased from 30.0% to 100.0%); (ii) Home Dialysis of Mount Auburn, Inc., which owns one home dialysis facility located in Cincinnati, Ohio (the

Company's interest was increased from 50.0% to 80.5%); and (iii) Dialysis Specialists of South Texas, L.L.C. ("DSST"), which owns three outpatient and home dialysis facilities in Corpus Christi, Texas (the Company's interest was increased from 33.3% to 100.0%). In addition, effective April 1, 1998, the Company acquired 100.0% of North Buckner Dialysis Center, Inc. ("North Buckner"), which owns one outpatient dialysis facility in Dallas, Texas. These acquisitions represented approximately 550 patients in the aggregate. Effective March 1, 1998, the Company acquired 70% of Perfusion Resource Association, L.L.C., a Contract Services business with two hospitals under contract. In May 1998, the Company developed and opened one outpatient dialysis facility located in Bronx, New York.

  Pursuant to a Management Agreement with Montefiore Medical Center ("MMC"), New York Dialysis Management, Inc., a wholly-owned subsidiary of the Company ("NYDM"), has been managing four dialysis facilities located in the Bronx, New York (the "Facilities"). Under the original Management Agreement, NYDM had a right of first refusal to purchase the Facilities and the right to operate them (and in effect terminate the Management Agreement) in the event that MMC received and proposed to accept a bona fide offer for the purchase of one or all of the Facilities. After having been informed by MMC of the receipt of such an offer earlier this year, NYDM exercised its right of first refusal and, as a result, in July 1998, the parties entered into an Agreement to Amend and Not-to-Compete (the "Agreement to Amend") and Amendment No. 3 to the Management Agreement (the "Amendment"). Pursuant to the Agreement to Amend, NYDM paid an amount equal to $19,216,000 to MMC in consideration for MMC's covenant not-to-compete and other undertakings, including MMC's agreement to enter into the Agreement. Contemporaneously with the execution of the Agreement to Amend and the Amendment, MMC entered into a Medical Asset Purchase Agreement (the "Purchase Agreement") pursuant to which it agreed to sell the Facilities' medical assets to Everest Dialysis Services, Inc. ("EDS"), a corporation formed for this purpose under the laws of the State of New York, and which is owned by Craig Moore and Paul Balter, M.D., owners of the Company. The parties have made the filings necessary to obtain the approval of the New York Public Health Council required for the consummation of the transactions contemplated under the Purchase Agreement and the subsequent operation of the Facilities by EDS. If the parties are unable to obtain such approval, at the option of NYDM, either NYDM and MMC will enter into a forty-year Administrative Services Agreement or MMC will be required to make certain payments to NYDM in exchange for the transfer by NYDM of the Facilities' non-medical assets to MMC. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations.")

  During Fiscal 1999, the Company acquired additional equity in five entities in which it previously held a minority interest: (i) Dialysis Specialists of Topeka, Inc., which owns one outpatient and home dialysis facility in Topeka, Kansas (the Company's interest was increased from 25% to 75%); (ii) Dialysis Specialists of Central Cincinnati, Ltd. ("DSCCL"), which owns one outpatient and home dialysis facility in Norwood, Ohio (the Company's interest was increased from 37.9% to 100.0%); (iii) Home Dialysis of Fairfield, Inc. ("Fairfield"), which owns one outpatient and home dialysis facility in Fairfield, Ohio (the Company's interest was increased from 50.0% to 100.0%);
(iv) Home Dialysis of Columbus, Inc ("Columbus"), which owns two outpatient and home dialysis facilities in Columbus, Ohio (the Company's interest was increased from 49.0% to 100.0%); (v) Dialysis Specialists of Tulsa, Inc., which owns one outpatient and home dialysis facility in Tulsa, Oklahoma (the Company's interest was increased from 33.33% to 100.0%). Additionally, during Fiscal 1999 the Company acquired a 100.0% interest in Englewood Dialysis Facility L.L.C., which owns one outpatient and home dialysis facility in Englewood, New Jersey (the Company previously had no equity interest in this facility). These acquisitions represent 120 stations and approximately 639 patients in the aggregate.

  In November 1999, the Company acquired a 100.0% interest in Western New York Artificial Kidney Center, Inc. through its Article 28 Company, which owns three outpatient dialysis facilities in the Buffalo, New York area (the Company previously had no equity interest in these facilities). This acquisition represents 45 stations and approximately 241 patients in the aggregate.

  In December 1999, the Company acquired a 100.0% interest in St. Clare Dialysis Center located in Dover, New Jersey (the Company previously had no equity interests in these facilities). This acquisition represents 12 stations and approximately 65 patients.

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

De Novos

  During Fiscal 1999, the Company commenced operations in three De Novo facilities: (1) Madiera Dialysis Center, which is comprised of one outpatient dialysis facility in Madiera, Ohio; (2) Corpus Christi Central Dialysis Center, which is comprised of one outpatient and home dialysis facility in Corpus Christi, Texas (3) Terrell Dialysis Center, which is comprised of one outpatient dialysis facility in Terrell, Texas. These De Novos represent 33 stations and approximately 74 patients in the aggregate.

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

Consolidations

  Effective as of June 30, 1999, in a transaction consummated by the Company to simplify tax reporting, Northwest Indiana Dialysis Center, Inc. and Lake Avenue Dialysis Center, Inc., were merged with and into Ohio Valley Dialysis Center, Inc. ("Ohio Valley"), in a statutory merger with Ohio Valley being the surviving entity, and the name of Ohio Valley was changed to Everest Healthcare Indiana, Inc.

  Effective as of September 30, 1999, in a transaction consummated by the Company to simplify tax reporting, Dialysis Specialists of Central Cincinnati, Ltd., Home Dialysis of Columbus, Inc., and Home Dialysis of Dayton, Inc. were merged with and into Home Dialysis of Fairfield, Inc. ("Fairfield"), in a statutory merger with Fairfield being the surviving entity, and the name of Fairfield was changed to Everest Healthcare Ohio, Inc.

  Effective as of October 31, 1999, in a series of transactions consummated by the Company to simplify tax reporting, Dialysis Specialists of South Texas, L.L.C., Hemo Dialysis of Amarillo, L.L.C., Amarillo Acute Dialysis Specialists, L.L.C. and Dialysis Specialists of Corpus Christi, L.L.C., were merged with and into North Buckner Dialysis Center Inc. ("North Buckner") in a statutory merger with North Buckner being the surviving entity, and the assets of North Buckner were contributed to Everest Healthcare Texas, L.P. ("New LP"), a newly formed limited partnership. New LP is owned by North Buckner (its 1% general partner) and Everest Healthcare Texas Holding Corp. (its 99% limited partner) a newly formed, wholly-owned subsidiary of North Buckner.

Results of Operations

  The following table sets forth for the periods indicated the Company's results of operations:

                                             Fiscal years ended
                                               September 30,
                                         ----------------------------
                                           1997      1998      1999
                                         --------  --------  --------
                                                   (in thousands)
Net revenues............................ $113,808  $147,475  $184,918
Patient care costs......................   81,913   102,644   131,634
General and administrative expenses.....   14,855    23,286    24,328
Special charges.........................      --        --     22,959
Provision for bad debts.................      714     2,727     7,360
Depreciation and amortization...........    4,940     6,927    10,479
                                         --------  --------  --------
Income (loss) from operations...........   11,386    11,891   (11,842)
Interest expense, net...................   (2,148)   (5,932)  (11,084)
Equity in earnings of affiliates........      --      1,784       586
Minority interests in earnings..........   (1,601)     (516)     (843)
Other income, net ......................      279       --        --
                                         --------  --------  --------
Income (loss) before income taxes and
 cumulative effect of change in
 accounting.............................    7,916     7,227   (23,183)
Income tax expense (benefit)............    3,689     3,541    (6,827)
                                         --------  --------  --------
Income (loss) before cumulative effect
 of change in accounting................    4,227     3,686   (16,356)
Cumulative effect of change in
 accounting.............................      --        --        615
                                         --------  --------  --------
Net income (loss)....................... $  4,227  $  3,686  $(16,971)
                                         ========  ========  ========

  The following table sets forth for the periods indicated certain statement of operations items expressed as a percentage of net revenues for such periods:

                                           Fiscal years ended September 30,
                                           ----------------------------------
                                              1997        1998        1999
                                           ----------  ----------  ----------
Net revenues.............................       100.0%      100.0%      100.0%
Patient care costs.......................        72.0        69.6        71.2
General and administrative expenses......        13.0        15.8        13.2
Special charges..........................         --          --         12.4
Provision for bad debts..................         0.7         1.9         4.0
Depreciation and amortization............         4.3         4.7         5.6
                                           ----------  ----------  ----------
Income (loss) from operations............        10.0         8.0        (6.4)
Interest expense, net....................        (1.9)       (4.0)       (6.0)
Equity in earnings of affiliates.........         --          1.2         0.3
Minority interests in earnings...........        (1.4)       (0.3)       (0.4)
Other income, net........................         0.2         --          --
                                           ----------  ----------  ----------
Income (loss) before income taxes and
 cumulative effect of change in
 accounting..............................         6.9         4.9       (12.5)
Income tax expense (benefit).............         3.2         2.4        (3.6)
                                           ----------  ----------  ----------
Income (loss) before cumulative effect of
 change in accounting....................         3.7         2.5        (8.9)
Cumulative effect of change in
 accounting..............................         --          --          0.3
                                           ----------  ----------  ----------
Net income (loss)........................         3.7%        2.5%       (9.2)%
                                           ==========  ==========  ==========

Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

  Net Revenues. Net revenues increased $37.4 million or 25.4% to $184.9 million for fiscal 1999 from $147.5 million for fiscal 1998. Approximately $11.8 million of the increase was attributable to an increase in the number of treatments at existing dialysis facilities, a shift in revenues by payor and an increase in the average net revenue per treatment to approximately $236 for fiscal 1999 from $229 for fiscal 1998. Of the remaining $25.6 million of the increase, approximately $20.6 million resulted from the acquisition of 12 dialysis facilities in fiscal 1999 and fiscal 1998 and the acquisition of Contract Services businesses in fiscal 1998. Approximately $3.2 million was attributable to revenues generated pursuant to de novo facilities opened by the Company in fiscal 1998 and 1999 and approximately $2.4 million was attributable to same store growth in the contract services business.

  Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct and indirect labor, drugs and other medical supplies and operational costs of the facilities. Patient care costs have been adjusted to also reflect the indirect costs of supporting the facilities such as bio-med and staff education. Patient care costs increased $29.0 million or 28.3% to $131.6 million for fiscal 1999 from $102.6 million for fiscal 1998. Approximately $9.7 million of the increase was attributable to the increase in the number of treatments at the existing dialysis facilities. Of the remaining increase, $15.5 million is from the opening of de novo facilities in fiscal 1998 and 1999 and the acquisition of 12 facilities in fiscal 1999 and fiscal 1998, and approximately $2.5 million was attributable to the acquisition of Contract Services businesses in fiscal 1998.

  General and Administrative Expenses. General and administrative expenses increased $1.0 million or 4.3% to $24.3 million for fiscal 1999 from $23.3 million for fiscal 1998. The increase was attributable to the growth of the corporate infrastructure, including the expansion of information systems, increased professional fees and increased administrative labor costs.

  Special Charges. The Company recorded approximately $23.0 million of charges during fiscal 1999. These amounts have been expensed as special charges and include $22.4 million in impairment of long-lived assets and $600 in severance costs.

  The impairment of long-lived assets included (i) a $20.5 million write down of goodwill and other intangible assets, (ii) a $1.4 million write-off of advances to, and other assets of, certain of the Company's joint ventures and
(iii) the write-down of $500 of fixed assets to fair value. The write-off of goodwill and other intangible assets was the result of a deterioration in the profitability and cash flows of certain acquired operations. The deterioration was due, in part, to continued contractual adjustments and other reductions in anticipated revenues. As a result of this deterioration, the Company evaluated the long-lived assets of effected businesses for impairment to determine the amount of the assets that were not recoverable. As a result of this evaluation, the Company recorded a write down of these assets based upon the amount by which the carrying value of the assets exceeded their fair values as determined on a discounted cash flows basis. Certain of the Company's joint ventures encountered similar deterioration in the current fiscal year. As a result, the Company recorded a write-off of certain advances to and other assets of these companies.

  The severance costs to two executives of the Company related to amounts that were due under the individuals' employment contract upon separating from the Company.

  Provision for Bad Debts. Provision for bad debts increased $4.7 million or 174.1% to $7.4 million for fiscal 1999 from $2.7 for fiscal 1998. The increase was due to a deterioration of the Company's days sales outstanding of patient receivables as well as an overall increase in patient receivables due to increased treatments.

  Depreciation and Amortization. Depreciation and amortization increased approximately $3.6 million or 52.2% to $10.5 million for fiscal 1999 from $6.9 million for fiscal 1998. The increase was due to increased amortization of goodwill as a result of business acquisitions (including the purchase of minority interests) and to increased depreciation expense as a result of fixed asset purchases and denovo developments.

  Income from Operations. Income from operations decreased $23.7 million or 200% to a loss of $11.8 million for fiscal 1999 from income of $11.9 million for fiscal 1998. Accordingly, income from operations as a percentage of net revenues decreased to (6.4)% for fiscal 1999 as compared to 8.0% for fiscal 1998 due to the factors discussed above.

  Interest Expense, Net. Interest expense, net increased $5.2 million or 88.1% to $11.1 million for fiscal 1999 from $5.9 million for fiscal 1998. The increase was primarily attributable to a full year of interest expense recognized on the Senior Subordinated Notes in fiscal 1999 versus only five months of interest expense recognized in fiscal 1998.

  Equity in Earnings of Affiliates. Equity in earnings of affiliates represents the Company's portion of earnings in unconsolidated joint ventures. The Company recognized equity in earnings of affiliates of approximately $586 in fiscal 1999, and $1.8 million in fiscal 1998. This decrease is primarily due to the Company's acquisition of the interest not previously owned in four joint ventures during fiscal 1999, which were previously minority owned, and the increase from minority ownership (25%) to majority ownership (75%) in one other entity.

  Minority Interests in Earnings. Minority interests in earnings represents the proportionate equity interests of other partners in the Company's entities that are not wholly owned. The minority interests in earnings increased approximately $327 to $843 in fiscal 1999 as compared to $516 in fiscal 1998.

  Income Taxes. Income taxes decreased approximately $10.3 million to a tax benefit of $6.8 million in fiscal 1999 from a tax expense of $3.5 million in fiscal 1998 as a result of the factors discussed above.

Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

  Net Revenues. Net revenues increased $33.7 million or 29.6% to $147.5 million for fiscal 1998 from $113.8 million for fiscal 1997. Approximately $18.4 million of the increase was attributable to an increase in the number of treatments at existing dialysis facilities, a shift in revenues by payor and an increase in the average net revenue per treatment to approximately $229 for fiscal 1998 from $220 for fiscal 1997. The shift in revenues by payor and the increase in the net revenue per treatment were associated with the commercial price increase that went into effect in July 1997. This was offset by an increase in the contractual allowance of approximately $3.0 million. The contractual allowance represents the Company's estimate of potential adjustments to invoiced amounts. Of the remaining $18.3 million of the increase, approximately $4.8 million resulted from the acquisition of Contract Services businesses in fiscal 1997 and $13.5 million was attributable to the opening of de novo facilities in fiscal 1997 and 1998 and the acquisition of six facilities in fiscal 1998.

  Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct and indirect labor, drugs and other medical supplies and operational costs of the facilities. Patient care costs have been adjusted to reflect the indirect costs of supporting the facilities such as bio-med and staff education. Patient care costs increased $20.7 million or 25.3% to $102.6 million for fiscal 1998 from $81.9 million for fiscal 1997. Approximately $7.4 million of the increase was attributable to the increase in the number of treatments at the existing dialysis facilities. Of the remaining increase, $8.8 million is from the opening of de novo facilities in fiscal 1997 and 1998 and the acquisition of six facilities in fiscal 1998, and approximately $4.5 million was attributable to the acquisition of Contract Services businesses in fiscal 1997.

  General and Administrative Expenses. General and administrative expenses increased $8.4 million or 56.4% to $23.3 million for fiscal 1998 from $14.9 million for fiscal 1997. The increase was attributable to the growth of the corporate infrastructure, including the expansion of information systems, increased professional fees and increased administrative labor costs.

  Provision for Bad Debts. Provision for bad debts increased $2.0 million or 285.7% to $2.7 million for fiscal 1998 from $714 for fiscal 1997. The increase was due to provisions established for specific receivables as a result of price increases which may not be collectible from uninsured patients. The price increases were applicable to commercial insurance carriers and went into effect beginning July 1997.

  Depreciation and Amortization. Depreciation and amortization increased approximately $2.0 million or 40.8% to $6.9 million for fiscal 1998 from $4.9 million for fiscal 1997. The increase was due to increased amortization of goodwill as a result of business acquisitions (including the purchase of minority interests) and to increased depreciation expense as a result of fixed asset purchases.

  Income from Operations. Income from operations increased $500 or 4.4% to $11.9 million for fiscal 1998 from $11.4 million for fiscal 1997. Income from operations as a percentage of net revenues decreased to 8.0% for fiscal 1998 as compared to 10.0% for fiscal 1997 due to the factors discussed above.

  Interest Expense, Net. Interest expense, net increased $3.8 million or 181.0% to $5.9 million for fiscal 1998 from $2.1 million for fiscal 1997. The increase was primarily attributable to an increase in the average debt outstanding of approximately $48.6 million to $74.1 million in fiscal 1998 as compared to $25.5 million in fiscal 1997. The increase is due to the issuance of Senior Subordinated Notes May 5, 1998.

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

  Minority Interests in Earnings. In November 1997, the Company acquired the minority interests in Everest, and therefore, there is no minority interest expense relating to minority interests in Everest subsequent to the acquisition. Accordingly, minority interest expense decreased $1.1 million or 68.8% to $516 for fiscal 1998 from $1.6 million in fiscal 1997.

  Income Taxes. Income taxes remained constant at approximately $3.6 million for fiscal 1998 and fiscal 1997. This was mainly due to an increase in the effective tax rate to approximately 49% for fiscal 1998 as compared to 46.6% for fiscal 1997 due to an increase in non-deductible goodwill amortization expense associated with acquisitions.

Year 2000 Compliance by the Company and Others

  Year 2000 compliance concerns the ability of certain computerized information systems to properly recognize date-sensitive information, such as invoices for the Company's services, as the year 2000 approaches. Systems that do not recognize such information could generate erroneous data or cause systems to fail. The Company is at risk both for its own Year 2000 compliance and for the Year 2000 compliance of those with whom it does business, particularly third party payors.

  The Company has established a Year 2000 Task Force to study and address Year 2000 issues. The Task Force consists of Karen Graminga-Warren, Director of Technology and Chief Information Officer, and representatives from all major areas of the Company. The task force meets weekly. The Company has hired four consultants that devote full time attention to Year 2000 issues. The Year 2000 Group of PricewaterhouseCoopers Consultants has also been retained as an advisor for Year 2000 issues.

  The Task Force has formulated and implemented a plan with six stages, as follows: (i) awareness, (ii) inventory, (iii) impact analysis, (iv) remediation, (v) testing and (vi) implementation.

  "Awareness" involves the education of our employees and is an ongoing process that will continue past January 2000. "Inventory" involves taking stock of our systems, a process that is underway and progressing through each unit and corporate office. "Impact analysis" involves determining which items are not Year 2000 compliant and how they will affect the Company's business. "Remediation" is the process of determining what to do with non-compliant items. Options are to fix the problem, replace the item with new software or equipment or retire the item. "Testing" involves verifying that the fixed or replaced item is now Year 2000 compliant. "Implementation" is the process of placing the tested item into production. All phases were completed as of December 29, 1999.

  Contingency planning is completed for dialysis units and corporate offices. The Company's plan includes patient education, the establishment of a disaster committee, list of units and when they are dialyzing, a plan to have all units checked on January 1, 2000 for operational readiness and a plan to insure that all units alert local utilities to their medical status. The Corporate office will be checked at 12:30 a.m. on January 1, 2000 for status. A Year 2000 help desk will be manned from January 1, 2000 to January 5, 2000. The help desk will have a listing of all critical employee numbers, vendors numbers, utilities numbers and scenarios to follow. Each dialysis unit must perform a series of tests as indicated on a standard checklist and fax the results of such tests to the Year 2000 help desk for evaluation no later than 11:00 am January 1, 2000. Units that have not forwarded such information to the help desk within the allotted time will be contacted to ensure that all tests were performed and to ensure the results of such tests are adequate. Each unit has been supplied a primary and secondary contact person for the purpose of assisting the units in the testing and to forward the results of such testing.

  The Company has five major information technology systems, the present compliance of which is described below:

    1. Client tracking system. This system is Year 2000 compliant.

    2. Accounting package. This system is Year 2000 compliant.

    3. Interim accounting package for Contract Services. This package is Year 2000 compliant.

    4. Physician billing. The Company installed a new billing system which is Year 2000 compliant.

    5. Facilities billing. This system is Year 2000 compliant.

  These systems would have been upgraded or replaced to support Company growth irrespective of the Year 2000 issue. The process of upgrading or replacing these systems was not accelerated by Year 2000 considerations.

  The Company has completed a full review of the Year 2000 compliance of its non-information technology systems (i.e., embedded technology such as micro-controllers).

  The total amount the Company has expended on Year 2000 issues are as follows:

      Consultants................................................... $  900,000
      Hardware......................................................    300,000
      Software......................................................    100,000
      Bio-Med Embedded Technology...................................    100,000
                                                                     ----------
          Total..................................................... $1,400,000
                                                                     ==========

Approximately 90% of the Year 2000 budget was spent through the fourth quarter of fiscal 1999. The Company has and is funding Year 2000 expenditures through its working capital.

  Management believes that the most significant risk to the Company of Year 2000 issues is the effect such issues may have on third-party payors, such as Medicare. HCFA has imposed certain Year 2000 readiness obligations on providers, including the Company. Although the Company is compliant with those obligations, news reports have indicated that various agencies of the federal government may have difficulty becoming fully Year 2000 compliant before the year 2000. A consideration of worst case scenarios and contingency plans to deal with those scenarios have been determined by the Task Force. Such plans include transmission of Medicare billings in paper form as opposed to electronic form which could result in processing delays and, hence, remittance delays.

  There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operations and financial condition.

Liquidity and Capital Resources

  The Company requires capital primarily for the acquisition and development of dialysis centers and Contract Services businesses, the purchase of property and equipment for existing centers and to finance working capital requirements. At September 30, 1999, the Company's working capital was $34.6 million as compared to $36.9 million at September 30, 1998.

  The Company's net cash provided by operating activities was $4.9 million for the twelve months ended September 30, 1999. Cash provided by operating activities consists of net income increased by non-cash expenses such as depreciation, amortization and the provision for bad debts and adjusted by the changes in components of working capital, primarily receivables, payables and accrued expenses. The Company's net cash used in investing activities was $26.5 million for the twelve months ended September 30, 1999. The Company's principal sources and uses of cash consist of investing activities related to purchases of new equipment and leasehold improvements for existing dialysis centers, the purchase of majority interests in five dialysis centers and the purchase of one independent dialysis facility and a decrease in net advances due from affiliated entities. Net cash provided by financing activities was approximately $12.4 million for the twelve months ended September 30, 1999. The primary sources and uses of cash from financing activities were net borrowings or repayments under the Prior Credit Facility.

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

  Effective as of October 8, 1999 and December 21, 1999, the new Credit Facility was amended. In addition to approving certain acquisitions by the Company, the October amendment permits the Company to capitalize and provide working capital to certain affiliates of the Company which own or operate a segment of the business in jurisdictions where, pursuant to the laws of such jurisdictions, the Company itself is not qualified to own or operate such segments of the business. The December amendment modified the cash leverage ratio, fixed charge coverage ratio and definition of EBITDA under the Credit Facility in connection with the charge recognized by the Company in fiscal 1999 of approximately $23 million, which charge was taken in connection with the write down by the Company of goodwill and other intangible assets. See, "-- Results of Operations--Special Charges." In connection with the December amendment, the Company paid Harris Trust and Savings Bank a fee of $525,000.

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

Impact of Inflation

  A substantial portion of the Company's net revenues is subject to reimbursement rates that are regulated by the federal government and do not automatically adjust for inflation. The Company is unable to increase the amount it receives for the services provided by its dialysis businesses that are reimbursed under the Medicare composite rate. Increased operating costs due to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates, may adversely affect the Company's earnings in the future. However, part of the Company's growth strategy is to acquire additional Contract Services businesses which are not directly dependent on reimbursement from government agencies. The Company believes that the effect of inflation is further mitigated by a recent change in current governmental health care laws that extends the coordination of benefits period for ESRD patients who are covered by an employer group health plan from 18 to 21 months to 30 to 33 months before Medicare becomes the primary payor. In addition, the Balanced Budget Refinement Act of 1999 would update the composite rate for payment by 1.2% for renal dialysis services furnished in 2000 and an additional 1.2% for such services furnished in 2001.

Recent Developments

  Effective June 28, 1999 John B. Bourke resigned as the Chief Financial Officer of the Company. Effective October 15, 1999 Mr. Bourke ceased to be employed by the Company. See "Executive Compensation--Employment Agreements" for a discussion of the Company's severance arrangement with Mr. Bourke.
Mr. Bourke was replaced by Lawrence D. Damron.

  Effective October 31, 1999 certain of the Company's subsidiaries which operate facilities in the State of Texas were consolidated and reorganized. See "--Consolidations."

  In October 1999 and December 1999 the Company amended and restated its credit facility. See "--Liquidity and Capital Resources" for a discussion of the material terms of these amendments.

  Effective November 5, 1999 Nicki M. Norris resigned as the Executive Vice President and General Manager of the Company. See "Executive Compensation-- Employment Agreements" for a discussion of the Company's severance arrangement with Ms. Norris. Ms. Norris was replaced by Paul Zabetakis, M.D., whose title with the Company is Executive Vice President and Chief Operating Officer, Dialysis Services.

  The Company and Paul Zabetakis, M.D. entered into an Employment Agreement effective November 15, 1998. Pursuant to an Option Agreement dated November 15, 1999 Dr. Zabetakis was granted an option to purchase 60,000 shares of the Company's common stock at a purchase price of $13.05 per share. The option was granted under the Company's 1999 Stock Award Plan. 25% of the total options granted under such agreement shall become vested and exercisable on each of the first four anniversaries of the grant date.

  In November and December 1999, respectively, the Company acquired a 100% interest in Western New York Artificial Kidney Center, Inc. and St. Clare Dialysis Center. See "--Acquisitions."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. The Company does not believe that its market risk financial instruments on September 30, 1999 would have a material effect on future operations or cash flow.

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

--------------------------------------------------------------------------------
                                    PART III

--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are as follows:

Name                      Age                                Position
----                      ---                                --------
Craig W. Moore..........   55 Chairman of the Board of Directors, Chief Executive Officer
Arthur M. Morris, M.D...   60 President and Director
Martin P. Fox...........   45 Senior Vice President of Strategic Development and Director
Michael J. Carbon,
 M.D....................   59 Senior Vice President and Director
Paul Zabetakis, M.D.....   52 Executive Vice President and Chief Operating Officer, Dialysis Services
James E. Becks..........   49 Chief Executive Officer, Contract Services
Lawrence D. Damron......   53 Chief Financial Officer
Paul Balter, M.D........   60 Chief Medical Officer, Secretary, Treasurer and Director
Thomas D. Creel.........   52 Vice President of Business Development-Northern U.S. and Director
Alan M. Berry...........   55 Director
George Dunea, M.D.......   66 Director
Ashutosh Gupta, M.D.....   52 Director
Douglas Mufuka, M.D.....   59 Director

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

  Dr. Morris is the President and a director of the Company. Dr. Morris joined Everest in 1971. He received his medical degree from the State University of New York at Buffalo in 1965 and completed a Fellowship in Renal Disease at Rush-Presbyterian-St. Luke's Hospital in Chicago in 1971. Dr. Morris was board certified in Internal Medicine in 1971 and in Nephrology in 1972. He has been on the Board of Directors of the National Kidney Foundation of Illinois since 1973. From 1979 to 1981, he served as Chairman of the ESRD Network 15. In 1984 Dr. Morris was appointed by Governor Thompson to serve on the State of Illinois Renal Disease Advisory Council, on which he continues to serve. Dr. Morris is a Fellow in the American College of Physicians, has been a member of the board of trustees at West Suburban Hospital Medical Center since 1990. He has been in private practice since 1971.

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

  Dr. Zabetakis is the Executive Vice President and Chief Operating Officer of the Company's Dialysis Services business with responsibility for operations of the chronic dialysis centers. Dr. Zabetakis joined Everest in this capacity in November of 1999. Previously, he had served various other roles with the Company including Vice-Chairman--Quality Improvement Committee, Medical Director--Peritoneal Dialysis, and Medical Director for Renal Disease Management Services. Dr. Zabetakis received his undergraduate degree from Washington and Jefferson College in Washington, Pennsylvania and received his Doctorate of Medicine from the University of Tennessee College of Medicine in Memphis. Dr. Zabetakis completed his Fellowship in Nephrology at Yale University School of Medicine. Dr. Zabetakis also has been a practicing physician in Nephrology at Lenox Hill Hospital in New York City where he was also the Associate Chief of Nephrology and the Director of Home Peritoneal Dialysis.

  Mr. Becks is Chief Executive Officer of the Company's Contract Services business and has served in that capacity since 1996. Mr. Becks joined Everest in 1989. Mr. Becks is a registered nurse and a graduate of Northwestern University where he earned a Bachelor of Science Degree. Mr. Becks served in the U.S. Navy following which he worked for American V. Mueller, a division of American Hospital Supply Corp., in a variety of sales, marketing, and management assignments including Vice President of Business Development. Mr. Becks was previously (from 1989 to 1996) a General Manager of the Company's Continental Healthcare affiliate.

  Mr. Damron is the Chief Financial Officer of the Company. Mr. Damron joined the Company in June 1999. Mr. Damron received his Bachelor of Arts degree in economics from the University of Cincinnati and his Masters of Arts degree in international relations from University of Southern California. Mr. Damron received his Masters of Business Administration from Harvard University and is also a Certified Public Accountant. Mr. Damron served as senior accountant at Price Waterhouse from 1975 to 1980 when he left to join American Hospital Supply Corporation. Mr. Damron had a number of successively more responsible positions at American Hospital Supply Corporation, which was acquired by Baxter International in 1985. Mr. Damron spent 12 years in a number of key management positions at Baxter International including his last position as Treasurer of Baxter. Mr. Damron most recently held the position of Senior Vice President, Finance and Treasurer at Evanston Northwestern Healthcare.

  Dr. Balter is the Chief Medical Officer, Secretary/Treasurer and a director of the Company. He also serves as chairman of the Company's Corporate Quality Improvement Committee. Dr. Balter joined Everest in 1971. Dr. Balter received his M.D. from Yale University in 1965 and completed his renal fellowship there in 1969. He served as a nephrologist in the U.S. Army from 1969 to 1971, and served in the only hemodialysis unit in Vietnam from 1970 to 1971. Dr. Balter was board certified in Internal Medicine in 1972 and in Nephrology in 1974. Dr. Balter specializes in systems applications of quality assurance. He has been in private practice since 1971.

  Mr. Creel has been a member of the board of directors of Everest since 1997. Mr. Creel received his Bachelor of Arts degree from the University of South Florida. Following two years in the U.S. Army, Mr. Creel began his sales career in health care with Parke-Davis Pharmaceutical Co. He later joined Baxter Healthcare Renal Division where he became Vice President of Sales and Service-- U.S. He was one of the founders of Home Dialysis of America, Inc., where he served since 1992 as Managing Director of Business Development and Operations. Since June of 1996, Mr. Creel has been the Vice President of Business Development--North for Everest.

  Mr. Berry has been a member of the board of directors of Everest since 1996. Mr. Berry received his Bachelor of Science degree in 1966 from the University of Wisconsin and a Juris Doctor degree in 1969 from Boston University. Mr. Berry is a Partner in the law firm of Katten Muchin Zavis in Chicago, Illinois, which he joined in 1974. He currently serves on the Board of Directors of the National Kidney Foundation of Illinois.

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

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth information with respect to the cash compensation paid by the Company for services rendered during the fiscal years ended September 30, 1999, 1998 and 1997 to the chief executive officer and the four other most highly compensated executive officers (the "Named Executive Officers") of the Company:

       Summary Compensation Table for the Fiscal Years Ended September 30

                                                           Annual          Long Term
                                                        Compensation      Compensation
                                                      ------------------- ------------
                                                                           Securities
                                                                           Underlying   All Other
          Name and Principal Position            Year  Salary      Bonus  Options (#)  Compensation
          ---------------------------            ---- --------    ------- -----------  ------------
Craig W. Moore,
 Chairman and Chief Executive Officer..........  1999 $430,000(1) $   --        --       $13,104(2)
                                                 1998  416,000(1)  62,000       --        19,540(2)
                                                 1997  416,000(1)  34,984    50,584       20,283(2)
Nicki M. Norris,
 Executive Vice President and General Manager..  1999 $182,000    $   --        --       $12,982(3)
                                                 1998  177,000     75,600       --        18,221(3)
                                                 1997  168,000     75,600    23,500       17,622(3)
Lawrence D. Damron(4)
 Chief Financial Officer.......................  1999 $ 61,462    $   --     70,000      $   --
                                                 1998      --         --        --           --
                                                 1997      --         --        --           --
John B. Bourke,
 Chief Financial Officer.......................  1999 $197,000    $   --        --       $12,181(5)
                                                 1998  170,000     72,908       --        19,474(5)
                                                 1997  152,000     72,908    23,500       20,283(5)
Martin Fox,
 Executive Vice President and General Manager..  1999 $205,000(1) $   --        --       $13,104(6)
                                                 1998  205,000(1)  19,479       --        21,242(6)
                                                 1997  205,000(1)  19,479       --        20,217(6)
Thomas Creel,
 Vice President of Business Development--
 Northern U.S..................................  1999 $205,000(1) $   --        --       $13,056(7)
                                                 1998  205,000(1)  19,479       --        17,583(7)
                                                 1997  205,000(1)  19,479       --        17,147(7)

--------
(1) Does not include compensation for service as a director of the Company. Director compensation is set forth below.
(2) Includes profit sharing contributions of $8,104, $15,533 and $15,533 in fiscal 1999, 1998 and 1997, respectively and 401(k) plan matching contributions of $5,000, $4,007 and $4,750 in fiscal 1999, 1998 and 1997, respectively.
(3) Includes profit sharing contributions of $8,104, $15,533 and $15,533 in fiscal 1999, 1998 and 1997, respectively and 401(k) plan matching contributions of $4,879, $2,688 and $2,089 in fiscal 1999, 1998 and 1997, respectively. Ms. Norris resigned from the Company effective November 5, 1999.
(4) Mr. Damron was hired by the Company as its Chief Financial Officer, effective June 28, 1999.

(5) Includes profit sharing contributions of $8,104, $15,533 and $15,533 in fiscal 1999, 1998 and 1997, respectively and 401(k) plan matching contributions of $4,077, $3,941 and $4,750 in fiscal 1999, 1998 and 1997, respectively. Mr. Bourke resigned from his position as the Company's Chief Financial Officer effective June 28, 1999. Effective October 15, 1999 Mr. Bourke ceased to be employed by the Company.
(6) Includes profit sharing contributions of $8,104, $15,533 and $15,533 in fiscal 1999, 1998 and 1997, respectively and 401(k) plan matching contributions of $5,000, $5,709 and $4,684 in fiscal 1999, 1998 and 1997, respectively.
(7) Includes profit sharing contributions of $8,104, $15,533 and $15,533 in fiscal 1999, 1998 and 1997, respectively and 401(k) plan matching contributions of $4,952, $2,050 and $1,614 in fiscal 1999, 1998 and 1997, respectively.

  Certain executive officers of the Company, including Drs. Morris, Carbon and Balter, are compensated by NANI. The Company pays fees to NANI for medical director and other services provided by these physicians and other NANI employees. See "Certain Relationships and Related Transactions--NANI-IL and NANI-IN."

Director Compensation

  The Company has quarterly directors' meetings and pays each of its 10 directors $8,000 per year. Certain directors also provide consulting services to the Company through NANI. See "Certain Relationships and Related Transactions--NANI-IL and NANI-IN."

Employment Agreements

  The Company and Mr. Moore entered into an employment agreement effective January 1, 1997 and continuing on a year-to-year basis thereafter, subject to termination by either party on 48 hours' notice. The agreement provides for an annual salary of $440,000 in addition to health insurance, disability insurance and other standard benefits. If the agreement is terminated by the Company for any reason or by Mr. Moore for any reason upon at least 45 days' prior notice, Mr. Moore will be entitled to severance pay in the amount of $598,833, as well as life, health and disability insurance and other benefits for nine months after the termination date. The agreement contains restrictive covenants that prohibit Mr. Moore from competing with the Company for a period of two years following his termination of employment. Pursuant to Company policy, Mr. Moore is entitled to a personal expense account, funded from a portion of his salary, to be used for legitimate business expenses, provided that all monies not used in the account at each year end will be returned to Mr. Moore.

  The Company and Mr. Damron entered into an employment agreement dated June 28, 1999. The contract covers a five-year period from the effective date, subject to prior termination upon the employee's resignation or death (or, at the option of the Company, upon the employee's permanent disability). The agreement calls for a base salary at the rate of $235,000 per year (or a greater amount as determined by the Board in its discretion), in addition to bonus compensation, insurance and certain other benefits including a possible success bonus of $400,000 if the Company is sold before September 30, 2002, and if Mr. Damron is employed by the Company at such time. In connection with his employment Mr. Damron also recieved options to purchase 70,000 shares of common stock of the Company at an exercise price of $13.05 per share. The agreement also provides for a two-year post termination covenant not to compete.

  In connection with Mr. Bourke's resignation from his position as the Company's Chief Financial Officer effective June 28, 1998 and the cessation of his employment with the Company effective as of October 15, 1999, Mr. Bourke will receive severance pay substantially as set forth in his Employment Agreement with the Company dated as of August 10, 1998. In addition, the Company agreed to accelerate the vesting of 5,875 of Mr. Bourke's options granted under the Stock Option Agreement between him and the Company dated March 5, 1998, which options would otherwise have vested on February 5, 2000. Pursuant to his Employment Agreement, Mr. Bourke will not be able to compete with the business of the Company for two years from October 15, 1999.

  In connection with Ms. Norris' resignation effective as of November 5, 1999, Ms. Norris will receive severance pay substantially as set forth under her Employment Agreement with the Company dated August 10, 1998. In addition, the Company agreed to accelerate the vesting of 5,875 of Ms. Norris' options granted under the Stock Option Agreement between her and the Company dated March 5, 1998, which options would otherwise have vested on February 5, 2000. Pursuant to her Employment Agreement, Ms. Norris will not be able to compete with the business of the Company for two years from November 5, 1999.

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

Stock Option Plans

  Pursuant to the Company's 1998 Stock Award Plan (the "Plan"), the Company has granted to certain employees and medical directors options to purchase shares of the Company's common stock. As of September 30, 1999, options to purchase a total of 526,500 shares of common stock had been granted and are outstanding under the Plan at an exercise price of $7.50 per share, options to purchase a total of 1,185,300 shares of common stock had been granted and are outstanding under the Plan at an exercise price of $9.10 per share, and options to purchase a total of 271,681 shares of common stock had been granted under the Plan at an exercise price of $13.05 per share. Such options vest in four equal increments on each of the first four anniversaries of their respective grant dates. Such options expire after a ten-year period, or earlier if an employee is terminated for cause or voluntarily terminates employment other than through retirement. The options will become fully exercisable upon termination of employment by reason of death, disability or retirement or upon a change of control of the Company. In the case of an employee whose employment is terminated for a reason other than cause, the Company may in its sole discretion purchase the option for an amount equal to the aggregate per share fair market value minus the aggregate per share exercise price.

Option Grants in Last Fiscal Year

  There were 70,000 stock options granted by the Company to the Named Executive Officer plus 65,181 stock options granted to other employees during the fiscal year ended September 30, 1999. In connection with the reorganization of the Company, certain options granted in a prior period were reissued.

                         Fiscal Year-End Option Values

  The following table contains information regarding the Named Executive Officers' unexercised options as of September 30, 1999. None of the Named Executive Officers exercised any options during the fiscal year ended September 30, 1999:

                         Number of Shares Underlying           Value of Unexercised in-the-
                          Unexercised Options as of            Money Options as of September
                         September 30, 1999 (#) (1)                    30, 1999 ($)
                         -------------------------------       ----------------------------------
Name                     Exercisable      Unexercisable         Exercisable        Unexercisable
----                     -----------      -------------         -----------        -------------
Craig W. Moore(2).......          25,292            25,292                    --                   (8)
Nicki M. Norris(3)......          11,750            11,750(6)                 --                   (8)
Lawrence D. Damron(4)...             --             70,000                    --                   (8)
John B. Bourke(5).......          11,750            11,750(7)                 --                   (8)
Martin Fox..............             --                --                     --                  --
Thomas Creel............             --                --                     --                  --

--------
(1) These options were originally issued in February 1997 and were subsequently terminated and replaced by options with identical terms on February 5, 1998 pursuant to the reorganization of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-- Reorganization" and "Certain Relationships and Related Transactions--Peak."
(2) The options shown for Mr. Moore represent the maximum number of options indirectly granted to him through Peak Liquidating. The actual number of options Mr. Moore is entitled to receive will vary depending on the valuation of certain assets of Peak Liquidating or Peak.
(3) Ms. Norris resigned from the Company effective November 5, 1999.
(4) Mr. Damron was hired by the Company as its Chief Financial Officer effective June 28, 1999.
(5) Mr. Bourke resigned from his position as the Company's Chief Financial Officer effective June 28, 1999. Mr. Bourke ceased to be employed by the Company effective October 15, 1999.
(6) Includes options to purchase 5,875 shares, which options were accelerated in connection with Ms. Norris' resignation after September 30, 1990. The remaining 5,875 options were cancelled in connection with her resignation.
(7) Includes options to purchase 5,875 shares, which options were accelerated in connection with Mr. Bourke's resignation after September 30, 1990. The remaining 5,875 options were cancelled in connection with his resignation.
(8) Everest is a privately held company. There is no market for its securities, and no valuation of Everest for the purpose of determining its value as of September 30, 1999 has been undertaken.

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

  Incentive Stock Options. Stock options are granted to executive officers and other employees of the Company as a means of providing long-term incentives. The Compensation Committee believes that stock options encourage increased performance by the Company's employees, including its officers, and align the interests of the Company's employees with the interests of the Company's stockholders. Mr. Lawrence Damron received 70,000 stock options in fiscal 1999.

  Cash Bonus Awards. The Compensation Committee considers on an annual basis whether to pay cash bonuses to some or all of the Company's employees, including the Company's executive officers.

  Chief Executive Officer's Compensation. The base salary for Mr. Moore ($416,000) for fiscal 1999 was governed by the terms of an employment agreement effective January 1, 1997. See "--Employment Agreements." Mr. Moore received no stock options or cash bonus during fiscal 1999.

                                          COMPENSATION COMMITTEE

                                          Arthur M. Morris, M.D.
                                          Paul Balter, M.D.
                                          Michael J. Carbon, M.D.
                                          Craig W. Moore
                                          Martin Fox

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the number of shares of common stock beneficially owned as of December 29, 1999 by: (i) each person who is known by the Company to beneficially own more than 5% of the outstanding common stock;
(ii) each director of the Company; (iii) each Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person and the percentage ownership of that person includes shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 29, 1999.

                                                            Number of  Percent
                                                              Shares     of
      Name                                                    Owned     Total
      ----                                                  ---------  -------
      Peak Liquidating, L.L.C.(1)(2)(3)....................  2,792,075  20.5%
      Arthur M. Morris, M.D.(3)(4)(5)(6)...................  1,966,901  15.3
      Paul Balter, M.D.(3)(4)(5)...........................    824,226   6.4
      Michael J. Carbon, M.D.(3)(4)(5).....................    811,043   6.3
      George Dunea, M.D. Revocable Trust(3)(4)(5)..........    811,043   6.3
      Ashutosh Gupta, M.D.(3)(4)(5)........................    811,043   6.3
      Douglas Mufuka, M.D.(3)(4)(5)........................    811,043   6.3
      Fox-McCarthy Family Limited Partnership,
       L.L.P.(7)(8)........................................    797,500   6.2
      AJ BCA, Ltd.(7)(9)...................................    780,000   6.1
      Craig W. Moore(3)(4)(10).............................    615,201   4.8
      Thomas Creel(7)......................................    532,366   4.2
      Paul Zabetakis, M.D..................................    125,000     *
      James E. Becks(11)...................................     35,325     *
      Nicki M. Norris(12)(13)..............................     17,625     *
      John B. Bourke(12)(14)...............................     17,625     *
      Alan M. Berry(12)....................................        --    --
      Lawrence D. Damron...................................        --    --
      All executive officers and directors as a
       group(15)(16)....................................... 11,748,016  86.3

--------
*   Less than 1.0%.
 (1) The members of Peak Liquidating are Arthur M. Morris, M.D., Paul Balter, M.D., Michael J. Carbon, M.D., George Dunea, M.D. Revocable Trust, Ashutosh Gupta, M.D., Douglas Mufuka, M.D., and Craig W. Moore.
 (2) Includes options to purchase 792,075 shares which are exercisable within 60 days of December 29, 1999.
 (3) Subject to the Shareholders Agreement dated as of November 30, 1997 and the Restricted Stock Agreement dated as of November 30, 1997. See "Certain Relationships and Related Transactions--Shareholders Agreements."
 (4) Does not include shares beneficially owned by Peak Liquidating, of which shares the members of Peak Liquidating share voting and dispositive control and may be deemed to be beneficial owners.
 (5) Does not include options to purchase shares indirectly granted through Peak Liquidating.

 (6) Includes 1,000,000 shares held by KC Partners, a nominee of Dr. Morris and 966,901 shares held by the Arthur M. Morris, M.D. Revocable Trust.
 (7) Subject to the Shareholders Agreement dated as of November 30, 1997. See "Certain Relationships and Related Transactions--Shareholders Agreements."
 (8) The Fox Revocable Trust (the "Fox Trust") is the general partner of Fox-McCarthy Family Limited Partnership, L.L.P. Martin P. Fox is a trustee of the Fox Trust.
 (9)AJ BCA, Ltd. is a nominee of Anthony Unruh.
(10) Includes 1,532 shares held by each of (i) Lauren Moore and (ii) Jeffrey Moore, and 612,137 shares held by Moore Investments, LLC.
(11) Includes options to purchase 35,325 shares which are exercisable within 60 days of December 29, 1999.
(12) Excludes participations in value of Peak Liquidating to which such person may be entitled pursuant to an agreement with members of Peak Liquidating.
(13) Includes options to purchase 17,625 shares exercisable within 60 days of December 29, 1999. Ms. Norris resigned from the Company on November 5, 1999.
(14) Includes options to purchase 17,625 shares exercisable within 60 days of December 29, 1999. Mr. Bourke resigned from his position as the Company's Chief Financial Officer effective June 28, 1999. Mr. Bourke ceased to be employed by the Company effective October 15, 1999.
(15) Includes shares held indirectly through Peak Liquidating.
(16) Includes options to purchase 862,650 which are exercisable within 60 days of December 29, 1999.

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

  The Company and NANI-IL have entered into a medical director and administrative services agreement (the "Administrative Services Agreement"). Under the terms of the Administrative Services Agreement, NANI-IL provides services to the Company relating to the development and implementation of medical policies and procedures, as well as medical director services to certain chronic dialysis facilities operated by the Company and its subsidiaries. The Company pays NANI-IL an annual consulting fee of $1,284,920, plus an incentive amount for medical director services not greater than $80,080 (25% of the calculated value of the medical director component) in any year in the event the medical directors cause the facilities for which they provide medical director services to meet certain quality, utilization and other performance measurements. Additionally, individual NANI physicians have their Everest medical director fees paid directly to NANI. In fiscal 1999, the total of the above fees paid to NANI-IL was $2,173,000.

  Pursuant to a management service agreement (the "Management Agreement"), the Company provides certain administrative and accounting services to NANI-IL, including services related to billing and collections. Under the terms of the Management Agreement, NANI-IL pays the Company an annual fee of $825,000, plus a fixed fee for each acute treatment billed and administered by the Company on behalf of NANI-IL. In fiscal 1999, NANI-IL paid the Company $1,536,000 pursuant to the terms of the Management Agreement.

  Each of the above-described agreements between the Company and NANI-IL is for a period of five years, renewable for consecutive one-year periods thereafter. After the initial five-year period which will end on October 1, 2002, the agreements may be terminated upon 90 days' notice by either party. NANI-IL also has an outstanding loan payable to the Company of approximately $6,811,000 plus short-term working capital advances of approximately $720,000 outstanding as of September 30, 1999. The loan payable bears interest at prime plus 1% and is due on demand.

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

  ARE Partnership. The Founding Directors, together with Sandra Gadson and Thomas Golubski, two shareholders of the Company, are also partners in ARE Partnership, an Illinois general partnership ("ARE"). Prior to June 1998, ARE owned real property and improvements which it leased to the Company and certain of its subsidiaries, and which are used primarily for the corporate headquarters and certain dialysis facilities. In fiscal 1998 the Company and its subsidiaries paid ARE $491,519 under the leases. In June 1998, the Company and its Subsidiaries purchased substantially all of ARE's assets, for an aggregate purchase price of approximately $4,800,000. In July 1999, one of the parcels of real property was sold by the Company for a loss of approximately $70,000.

  Three M&L Partnership. Three M&L Partnership, an Illinois general partnership ("3M&L"), owns various properties on which certain dialysis facilities of the Company and its subsidiaries are located. The partners of 3M&L are Arthur Morris, the President and a director of the Company, and Robert Muehrcke, a shareholder of the Company. Pursuant to the terms of the lease arrangements with 3M&L, the Company and its subsidiaries, in fiscal 1999, collectively paid 3M&L $149,000. All leases are currently in month-to-month renewal periods.

  Security General. An Illinois general partnership, Security General Partnership ("Security General") is owned collectively by the Founding Directors and John Bourke, the Company's Chief Financial Officer. Security General owns a 6.67% interest in Infinity Insurance, Ltd., ("Infinity") an entity which provides property and casualty and workers compensation insurance to the Company and its subsidiaries. The annual premiums paid by the Company and its subsidiaries to Infinity in the last policy year were $1,233,000.

  Shareholders Agreements. The Shareholders Agreement, dated as of November 30, 1997, by and among EHII, Peak Liquidating, the Founding Directors and Martin Fox, individually, and as agent for the HDA shareholders, Thomas Creel, Paul Zabetakis, M.D. and Anthony Unruh (collectively, the "HDA Shareholders"), established certain rights and restrictions with respect to the management of the Company and the voting and transfer of the Company's common stock. A five member voting committee was established consisting of Craig Moore, Arthur Morris, M.D., Michael Carbon, M.D. and Paul Balter, M.D., and one designee of the HDA Shareholders, Martin Fox. The members of the Voting Committee, aside from the designee of the HDA Shareholders, are obligated to vote in accordance with any other agreements among the Founding Directors, including the Operating Agreement of Peak Liquidating described below. Decisions of the Voting Committee are binding upon the remaining shareholders signatory to the agreement. The agreement also sets forth various share transfer restrictions. Upon the termination of an HDA Shareholder's employment with the Company, each share held by such HDA Shareholder is subject to repurchase by, in order of priority, the other HDA Shareholders, Peak Liquidating, the Founding Directors and the Company.

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

  Thomas D. Creel. Pursuant to a redemption agreement effective as of October 19, 1999, the Company redeemed 65,134 shares of common stock formerly held by Mr. Creel for an aggregate redemption price of approximately $850,000.

  Dialysis Specialists of Central Cincinnati, Ltd. Effective February 18, 1999, the Company's wholly-owned subsidiary, Home Dialysis of America, Inc. ("HDA") purchased 62.1% of the membership units of Dialysis Specialists of Central Cincinnati, Ltd. ("DSCCL") for an aggregate purchase price of approximately $5.5 million. The transaction increased HDA's percentage ownership in DSCCL from 37.9% to 100%. In connection with the transaction, 9.5% of the membership units of DSCCL were purchased from S-F Holdings, Inc., which entity is wholly-owned by a grantor trust, with Sandy Fritzsch as trustee and as sole beneficiary, for an aggregate purchase price of approximately $845,400. Ms. Fritzsch is an employee of the Company.

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

  (c) A report on Form 8-K was filed on July 28, 1999 reporting: (i) the hiring of Lawrence D. Damron as Chief Financial Officer; (ii) the amendment and restatement of the Credit Agreement; (iii) the consolidation of the Company's Indiana entities; and (iv) the acquisition of Englewood Dialysis Facility, L.L.C.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1999.

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

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board,        December 29, 1999
____________________________________  Chief Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

      /s/ Arthur M. Morris           Director                      December 29, 1999
____________________________________
       Arthur M. Morris, M.D.

        /s/ Martin P. Fox            Director                      December 29, 1999
____________________________________
           Martin P. Fox

      /s/ Michael J. Carbon          Director                      December 29, 1999
____________________________________
      Michael J. Carbon, M.D.

     /s/ Lawrence D. Damron          Chief Financial Officer       December 29, 1999
____________________________________  (principal financial
         Lawrence D. Damron           officer and accounting
                                      officer)

         /s/ Paul Balter             Director                      December 29, 1999
____________________________________
         Paul Balter, M.D.

       /s/ Thomas D. Creel           Director                      December 29, 1999
____________________________________
          Thomas D. Creel

        /s/ Alan M. Berry            Director                      December 29, 1999
____________________________________
           Alan M. Berry

        /s/ George Dunea             Director                      December 29, 1999
____________________________________
         George Dunea, M.D.

       /s/ Ashutosh Gupta            Director                      December 29, 1999
____________________________________
        Ashutosh Gupta, M.D.
       /s/ Douglas Mufuka            Director                      December 29, 1999
____________________________________
        Douglas Mufuka, M.D.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1999.

                                           Con-Med Supply Company, Inc.
                                           Continental Health Care, Ltd.
                                           Dialysis Specialists of Tulsa, Inc.
                                           Dupage Dialysis, Ltd. Everest
                                           Healthcare Indiana, Inc. Everest
                                           Healthcare Ohio, Inc. Everest
                                           Healthcare Texas Holding Corp.
                                           Everest Management, Inc. Everest
                                           New York Holdings, Inc. Everest One
                                           IPA, Inc. Everest Three IPA, Inc.
                                           Everest Two IPA, Inc. Home Dialysis
                                           of America, Inc. Mercy Dialysis
                                           Center, Inc. New York Dialysis
                                           Management, Inc. North Buckner
                                           Dialysis Center, Inc. WSKC Dialysis
                                           Services, Inc.

                                                   /s/ Craig W. Moore
                                           By: ________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 29, 1999
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

     /s/ Lawrence D. Damron          Chief Financial Officer       December 29, 1999
____________________________________  (principal financial
         Lawrence D. Damron           officer and accounting
                                      officer) and a Director


        /s/ Paul Balter              Director                      December 29, 1999
____________________________________
            Paul Balter


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1999.

                                          Acute Extracorporeal Services,
                                           L.L.C.

                                                  /s/ Craig W. Moore
                                          By: _________________________________
                                                      Craig W. Moore
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chief Executive Officer       December 29, 1999
____________________________________  (principal executive
           Craig W. Moore             officer)

     /s/ Lawrence D. Damron          Chief Financial Officer       December 29, 1999
____________________________________  (principal financial
         Lawrence D. Damron           officer and accounting
                                      officer)

Home Dialysis of America, Inc.

      /s/ Craig W. Moore           Sole Member                   December 29,
By:____________________________                                  1999
 Craig W. Moore  Chairman and
    Chief Executive Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1999.

                                              Everest Healthcare Texas, L.P.

                                                   /s/ Craig W. Moore
                                              By: _____________________________
                                                       Craig W. Moore
                                                   Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chief Executive Officer       December 29, 1999
____________________________________  (principal executive
           Craig W. Moore             officer)

     /s/ Lawrence D. Damron          Chief Financial Officer       December 29, 1999
____________________________________  (principal financial
         Lawrence D. Damron           officer and accounting
                                      officer)

North Buckner Dialysis Center, Inc.

      /s/ Craig W. Moore           General Partner               December 29,
By:____________________________                                  1999
 Craig W. Moore  Chairman and
    Chief Executive Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1999.

                                          Northern New Jersey Dialysis, L.L.C.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                   Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Signature                           Title                    Date
             ---------                           -----                    ----


        /s/ Craig W. Moore           Chief Executive Officer       December 29, 1999
____________________________________  (principal executive
           Craig W. Moore             officer)

      /s/ Lawrence D. Damron         Chief Financial Officer       December 29, 1999
____________________________________  (principal financial
         Lawrence D. Damron           officer and accounting
                                      officer)



Everest Healthcare Services Corporation

    /s/ Craig W. Moore             Sole Member                   December 29,
By: ___________________________                                  1999
      Craig W. Moore
 Chairman and Chief Executive
            Officer

                                 EXHIBIT INDEX

  EXHIBIT
    NO.
  -------

 **2.1     Plan and Agreement of Merger dated June 28, 1999 by and
           between Ohio Valley Dialysis Centers, Inc., Northwest Indiana
           Dialysis Centers, Inc. and Lake Avenue Dialysis Centers, Inc.
   2.2     Certificate of Merger and Agreement of Merger dated September
           30, 1999 by and between Home Dialysis of Fairfield, Inc., Home
           Dialysis of Columbus, Inc., Home Dialysis of Dayton, Inc. and
           Dialysis Specialists of Central Cincinnati, Ltd.
   2.3     Agreement and Plan of Merger dated October 31, 1999 by and between North Buckner Dialysis Center, Inc., Hemo Dialysis of
           Amarillo, LLC, Dialysis Specialists of South Texas, LLC,
           Amarillo Acute Dialysis Specialists, LLC and Dialysis
           Specialists of Corpus Christi, LLC.
  *3.1     Certificate of Incorporation of the Company.
  *3.2     By-laws of the Company, as amended.
  *3.3     Articles of Incorporation of Con-Med Supply Company, Inc.
  *3.4     By-laws of Con-Med Supply Company, Inc.
  *3.5     Articles of Incorporation of Continental Health Care, Ltd.
  *3.6     By-laws of Continental Health Care, Ltd.
  *3.7     Articles of Incorporation of DuPage Dialysis, Ltd.
  *3.8     By-laws of DuPage Dialysis, Ltd.
  *3.9     Certificate of Incorporation of Everest Management, Inc.
  *3.10    By-laws of Everest Management, Inc.
  *3.11    Articles of Incorporation of Home Dialysis of America, Inc.
  *3.12    By-laws of Home Dialysis of America, Inc.
  *3.13    Articles of Incorporation of Home Dialysis of Dayton, Inc.
  *3.14    By-laws of Home Dialysis of Dayton, Inc.
  *3.15    Articles of Incorporation of Mercy Dialysis Center Inc.
  *3.16    By-laws of Mercy Dialysis Center Inc.
  *3.17    Articles of Incorporation of New York Dialysis Management,
           Inc.
  *3.18    By-laws of New York Dialysis Management, Inc.
  *3.19    Certificate of Incorporation of North Buckner Dialysis Center,
           Inc.
  *3.20    By-laws of North Buckner Dialysis Center, Inc.
  *3.21    Articles of Incorporation of Ohio Valley Dialysis Center,
           Inc.(1)
  *3.22    By-laws of Ohio Valley Dialysis Center, Inc.(1)
  *3.23    Articles of Incorporation of WSKC Dialysis Services, Inc.
  *3.24    By-laws of WSKC Dialysis Services, Inc.
  *3.25    Certificate of Incorporation of Everest New York Holdings,
           Inc.
  *3.26    By-laws of Everest New York Holdings, Inc.
  *3.27    Certificate of Incorporation of Everest One IPA, Inc.
  *3.28    By-laws of Everest One IPA, Inc.

  EXHIBIT
    NO.
  -------

   +3.29   Certificate of Incorporation of Everest Two IPA, Inc.
   +3.30   By-laws of Everest Two IPA, Inc.
   +3.31   Certificate of Incorporation of Everest Three IPA, Inc.
   +3.32   By-laws of Everest Three IPA, Inc.
   +3.33   Certificate of Formation of Acute Extracorporeal Services,
           L.L.C.
 ***3.34   Articles of Incorporation of Home Dialysis of Fairfield,
           Inc.(2)
 ***3.35   Code of Regulations of Home Dialysis of Fairfield, Inc.(2)
 +++3.36   Certificate of Incorporation of Dialysis Specialists of Tulsa,
           Inc.
 +++3.37   By-laws of Dialysis Specialists of Tulsa, Inc.
 +++3.38   Certificate of Formation of Northern New Jersey Dialysis,
           L.L.C.
    3.39   Certificate of Incorporation of Everest Healthcare Texas
           Holding Corp.
    3.40   By-laws of Everest Healthcare Texas Holding Corp.
    3.41   Certificate of Limited Partnership of Everest Healthcare
           Texas, L.P.
    3.42   Limited Partnership Agreement of Everest Healthcare Texas,
           L.P.
   *4.1    Indenture dated as of May 5, 1998, among the Company, the
           Subsidiary Guarantors and American National Bank and Trust
           Company of Chicago, as Trustee.
   *4.2    Purchase Agreement dated April 30, 1998, among the Company, the Subsidiary Guarantors and BT Alex. Brown Incorporated.
   *4.3    Registration Rights Agreement dated May 5, 1998, among the
           Company, the Subsidiary Guarantors and BT Alex. Brown
           Incorporated.
   *4.4    Form of Exchange Note (included in Exhibit 4.1).
   *4.5    Form of Guarantee (included in Exhibit 4.1).
   *4.6    Second Amended and Restated Credit Agreement dated as of May
           18, 1998, among the Company, Harris Trust and Savings Bank, and the Lenders identified therein.
   *4.7    Revolving Credit Note, between the Company and Harris Trust and Savings Bank.
   *4.8    Acquisition Financing Note, between the Company and Harris
           Trust and Savings Bank.
   *4.9    Supplemental Revolving Credit Note, between the Company and
           Harris Trust and Savings Bank.
   *4.10   Amended and Restated Security Agreement, by and among the
           Company, the Debtors (as defined therein) and Harris Trust and
           Savings Bank.
   *4.11   Amended and Restated Guaranty Agreement, by and among the
           Guarantors (as defined therein) and Harris Trust and Savings
           Bank.
   *4.12   Amended and Restated Pledge Agreement, by and among the
           Company, the Pledgors (as defined therein) and Harris Trust and Savings Bank.
 ***4.13   Supplemental Indenture dated as of June 18, 1998, between
           Everest New York Holdings, Inc. and American National Bank and
           Trust Company of Chicago, as trustees (the "Trustee").
 ***4.14   Supplemental Indenture dated as of June 18, 1998, between
           Everest One IPA, Inc., and the Trustee.
 ***4.15   Supplemental Indenture dated as of December 1, 1998, between
           Everest Two IPA, Inc. and the Trustee.

  EXHIBIT
    NO.
  -------

 ***4.16   Supplemental Indenture dated as of December 1, 1998, between
           Everest Three IPA and the Trustee.
 ***4.17   Supplemental Indenture dated as of December 1, 1998, between
           Acute Extracorporeal Services, L.L.C. and the Trustee.
 ***4.18   Supplemental Indenture dated as of February 28, 1999, between
           Dialysis Specialists of Central Cincinnati, Ltd. and the
           Trustee.
 ***4.19   Supplemental Indenture dated as of March 1, 1999, between Home
           Dialysis of Fairfield, Inc. and the Trustee.
 ***4.20   Supplemental Indenture dated as of March 1, 1999, between Home
           Dialysis of Columbus, Inc. and the Trustee.
 ***4.21   Third Amendment to Second Amended and Restated Credit
           Agreement.
 +++4.22   Supplemental Indenture dated as of April 30, 1999 between
           Dialysis Specialists of Tulsa, Inc. and the Trustee.
 +++4.23   Supplemental Indenture dated as of June 30, 1999 between
           Northern New Jersey Dialysis, L.L.C. and the Trustee.
 +++4.24   Amended and Restated Credit Agreement.

    4.25   Supplemental Indenture dated as of October 31, 1999 between
           Everest Healthcare Texas, L.P., and American National Bank and
           Trust Company of Chicago, as Trustee.
    4.26   Supplemental Indenture dated as of October 31, 1999 between
           Everest Healthcare Texas Holding Corp. and American National
           Bank and Trust Company of Chicago, as Trustee.
    4.27   First Amendment to Amended and Restated Credit Agreement dated as of October 8, 1999.
    4.28   Second Amendment to Amended and Restated Credit Agreement
           dated as of December 21, 1999.
   *9      Restricted Stock Agreement dated as of November 30, 1997.
  *10.1    Employment Agreement with Craig W. Moore dated January 1,
           1997.
  *10.2    Employment Agreement with Martin Fox dated June 20, 1996.
  *10.3    Employment Agreement with Thomas Creel dated June 20, 1996.
  *10.4    Stock Award Plan dated January 15, 1997.
  *10.5    Peak Liquidating, L.L.C. Operating Agreement dated November
           30, 1997.
  *10.6    Administrative Services Agreement dated October 1, 1997,
           between the Company and NANI-IL.
  *10.7    Management Agreement dated October 1, 1997, between the
           Company and NANI-IL.
  *10.8    Shareholders Agreement dated as of November 30, 1997.
  *10.9    Form of Individual Restricted Stock Agreements.
  *10.10   Agreement to Provide Management Services for Dialysis
           Facilities.
  *10.11   Agreement to Amend and Not-to-Compete.
  *10.12   Amendment No. 3 to the Agreement to Provide Management
           Services for Dialysis Facilities.

  EXHIBIT
    NO.
  -------

   *10.13  Medical Asset Purchase Agreement.
  ++10.14  Employment and Non-Competition Agreement with John B. Bourke dated August 10, 1998.
  ++10.15  Employment and Non-Competition Agreement with James E. Becks dated August 10, 1998.
  ++10.16  Employment and Non-Competition Agreement with Nicki M. Norris dated August 10, 1998.
  ++10.17  1998 Stock Award Plan.
 +++10.18  Employment Agreement of Lawrence D. Damron.
    10.19  Employment Agreement effective November 15, 1999 by and between Paul Zabetakis, M.D. and the Company.
    12     Computation of ratio of earnings to fixed charges.
    21     Subsidairies of the Company.
    27     Financial Data Schedule.

--------
*Previously filed with the Securities and Exchange Commission as an Exhibit to the registrants' Registration Statement on Form S-4, File No. 333-57191, and incorporated herein by reference.
**Incorporated herein by reference to the Company's Quarterly Report on Form
    10-Q for the period ended June 30, 1999.
***Incorporated herein by reference to the Company's Quarterly Report on Form
    10-Q for the period ended March 31, 1999.
+Incorporated herein by reference to the Company's Quarterly Report on Form 10-
    Q for the period ended December 31, 1998.
++Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1998.
+++Incorporated herein by reference to the Company's Report on Form 8-K filed
    July 28, 1999.
(1) The name of Ohio Valley Dialysis Center, Inc. has been changed to Everest Healthcare Indiana, Inc.
(2) The name of Home Dialysis of Fairfield, Inc. has been changed to Everest Healthcare Ohio, Inc.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended September 30, 1997, 1998 and 1999

Report of Independent Auditors.............................................. F-2
Consolidated Financial Statements
Consolidated Balance Sheets................................................. F-3
Consolidated Statements of Operations....................................... F-4
Consolidated Statements of Stockholders' Equity............................. F-5
Consolidated Statements of Cash Flows....................................... F-6
Notes to Consolidated Financial Statements.................................. F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Everest Healthcare Services Corporation

  We have audited the accompanying consolidated balance sheets of Everest Healthcare Services Corporation and subsidiaries (the Company) as of September 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everest Healthcare Services Corporation and subsidiaries at September 30, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  Effective October 1, 1998, the Company adopted the provisions of AICPA Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities," (SOP 98-5). The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of change in accounting of $615,000.

Chicago, Illinois
December 22, 1999

                    EVEREST HEALTHCARE SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                 (in thousands except share and per share data)

                                                               September 30,
                                                             -----------------
                                                               1998     1999
                                                             -------- --------
ASSETS
------
Current assets:
  Cash and cash equivalents................................. $ 12,526 $  3,381
  Patient accounts receivable, less allowance of $8,781 and
   $11,119..................................................   39,174   47,411
  Refundable income taxes...................................    2,417    3,008
  Other receivables.........................................    2,971    3,006
  Medical supplies inventories..............................    2,812    3,542
  Deferred income taxes.....................................    3,152    5,150
  Prepaid expenses and other................................      719      311
                                                             -------- --------
    Total current assets....................................   63,771   65,809
Property and equipment, net.................................   27,735   31,665
Goodwill, net...............................................   58,815   73,448
Deferred financing costs, net...............................    6,112    6,563
Other intangible assets, net................................   20,335    2,671
Investments in and advances to affiliated companies.........   18,333    8,902
Deferred income taxes.......................................      --     5,998
Other assets................................................    1,294    1,217
                                                             -------- --------
                                                             $196,395 $196,273
                                                             ======== ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable.......................................... $  8,845  $12,824
  Accrued liabilities.......................................   16,849   17,206
  Current portion of long-term debt.........................      606      801
  Current portion of capital lease obligations..............      506      367
                                                             -------- --------
    Total current liabilities...............................   26,806   31,198
Long term debt, less current portion .......................  108,147  121,653
Capital lease obligations, less current portion.............      311      402
Deferred income taxes.......................................    1,500      --
Minority interests..........................................    1,375    1,735
Stockholders' equity:
  Common stock, $.001 par value, 20,000,000 shares
   authorized; 12,884,720 shares issued and outstanding.....       13       13
  Additional paid-in capital................................   55,171   55,171
  Retained earnings (accumulated deficit)...................    3,072  (13,899)
                                                             -------- --------
    Total stockholders' equity..............................   58,256   41,285
                                                             -------- --------
                                                             $196,395 $196,273
                                                             ======== ========

                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)

                                                  Years ended September 30,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Net revenues....................................  $113,808  $147,475  $184,918
Operating expenses:
  Patient care costs............................    81,913   102,644   131,634
  General and administrative....................    14,855    23,286    24,328
  Special charges...............................       --        --     22,959
  Provision for bad debts.......................       714     2,727     7,360
  Depreciation and amortization.................     4,940     6,927    10,479
                                                  --------  --------  --------
    Total operating expenses....................   102,422   135,584   196,760
                                                  --------  --------  --------
Income (loss) from operations...................    11,386    11,891   (11,842)
Nonoperating income (expense):
  Interest expense..............................    (2,961)   (7,884)  (12,567)
  Interest income...............................       813     1,952     1,483
  Equity in earnings of affiliates..............       --      1,784       586
  Minority interests in earnings................    (1,601)     (516)     (843)
  Other.........................................       279       --        --
                                                  --------  --------  --------
                                                    (3,470)   (4,664)  (11,341)
                                                  --------  --------  --------
Income (loss) before income taxes and cumulative
 effect of change in accounting.................     7,916     7,227   (23,183)
Income tax expense (benefit)....................     3,689     3,541    (6,827)
                                                  --------  --------  --------
Income (loss) before cumulative effect of change
 in accounting..................................     4,227     3,686   (16,356)
Cumulative effect of change in accounting ......       --        --        615
                                                  --------  --------  --------
Net income (loss)...............................  $  4,227  $  3,686  $(16,971)
                                                  ========  ========  ========


                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (in thousands except share and per share data)

                                                 Retained
                                    Additional   Earnings
                             Common  Paid-In   (Accumulated  Equity
                             Stock   Capital     Deficit)   Interests   Total
                             ------ ---------- ------------ ---------  -------
Balance at October 1,
 1996......................   $--    $   --      $    --    $ 28,873   $28,873
Distributions to members...    --        --           --        (102)     (102)
Net income.................    --        --           --       4,227     4,227
                              ----   -------     --------   --------   -------
Balance at September 30,
 1997......................    --        --           --      32,998    32,998
Distributions to members...    --        --           --      (7,808)   (7,808)
Net income October 1, 1997
 to
 November 30, 1997.........    --        --           --         614       614
Reorganization.............      9    25,795          --     (25,804)      --
Acquisition of minority
 interests.................      4    26,606          --         --     26,610
Issuance of common stock
 for acquisitions..........    --      2,770          --         --      2,770
Net income December 1, 1997
 to September 30, 1998.....    --        --         3,072        --      3,072
                              ----   -------     --------   --------   -------
Balance at September 30,
 1998......................     13    55,171        3,072        --     58,256
Net loss...................    --        --       (16,971)       --    (16,971)
                              ----   -------     --------   --------   -------
Balance at September 30,
 1999......................   $ 13   $55,171     $(13,899)  $    --    $41,285
                              ====   =======     ========   ========   =======


                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands except share and per share data)

                                                 Years ended September 30,
                                                -----------------------------
                                                  1997      1998       1999
                                                --------  ---------  --------
Operating activities
Net income (loss).............................. $  4,227  $   3,686  $(16,971)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Provision for bad debts......................      714      2,727     7,360
  Depreciation and amortization................    4,940      6,927    10,479
  Special charges..............................      --         --     22,959
  Cumulative effect of change in accounting....      --         --        615
  Deferred income taxes........................      531     (1,760)  (10,163)
  Equity in earnings of affiliates.............      --      (1,784)     (586)
  Minority interests in earnings...............    1,601        516       843
  Changes in operating assets and liabilities
   (net of effect of acquisitions):
    Patient and other accounts receivable......  (14,321)   (13,550)   (1,981)
    Medical supply inventories, prepaid
     expenses, and other assets................   (1,554)       (33)   (8,159)
    Accounts payable, accrued liabilities, and
     other liabilities.........................    6,515     10,575       541
                                                --------  ---------  --------
Net cash provided by operating activities......    2,653      7,304     4,937
Investing activities
Capital expenditures...........................   (7,757)   (12,164)   (6,888)
Acquisition of intangible assets...............      --     (19,507)      --
Acquisition of businesses, net of cash
 acquired......................................   (5,042)   (17,371)  (26,158)
(Increase) decrease in amounts due from
 affiliates....................................   (4,771)    (3,954)    6,569
                                                --------  ---------  --------
Net cash used in investing activities..........  (17,570)   (52,996)  (26,477)
Financing activities
Proceeds from long term debt...................   69,261    191,531    60,316
Payments on long term debt.....................  (50,846)  (129,194)  (46,954)
Payments on capital lease obligations..........      (38)      (766)     (516)
Deferred financing costs.......................     (901)    (5,210)     (451)
Distributions to members.......................     (102)      (600)      --
                                                --------  ---------  --------
Net cash provided by financing activities......   17,374     55,761    12,395
                                                --------  ---------  --------
Increase (decrease) in cash and cash
 equivalents...................................    2,457     10,069    (9,145)
Cash and cash equivalents at beginning of
 year..........................................      --       2,457    12,526
                                                --------  ---------  --------
Cash and cash equivalents at end of year....... $  2,457  $  12,526  $  3,381
                                                ========  =========  ========

                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997, 1998 and 1999
              (in thousands, except for share and per share data)

1. Basis of Presentation and Reorganization

  Peak Healthcare, L.L.C. (Peak) was formed, as a limited liability company, on October 1, 1995. Effective November 30, 1997, Peak was reorganized whereby the following transactions occurred simultaneously. The members of Peak contributed all of their interests in Peak for an equal number of membership interests in Peak Liquidating, L.L.C. (Peak Liquidating), a newly formed limited liability company. The operating agreement and number and classes of interests of Peak Liquidating were identical to Peak. Upon the exchange, Peak Liquidating, the sole member of Peak, contributed its interests in Peak for shares of common stock of Everest Healthcare II, Inc, (Everest II) a newly-formed subchapter C Corporation. The number of shares of common stock of Everest II received by Peak Liquidating was equal to the number of shares of Everest held by Peak. The number and class of authorized shares of Everest II upon formation was identical to that of Everest. Following the exchange, Peak was liquidated. Upon the consummation of these transactions, Everest II issued shares of common stock, representing approximately 30% of the shares of the Company, to the minority interest holders in Everest in exchange for their shares of Everest common stock. The acquisition of minority interest was treated as a purchase in accordance with generally accepted accounting principles and goodwill of approximately $12,400 was recognized. Upon the consummation of these transactions, Everest became a wholly owned subsidiary of Everest II. In March 1998, Everest was merged into Everest II. Upon the merger, Everest II (the surviving entity) changed its name to Everest Healthcare Services Corporation. All references hereinafter to Everest or the Company refer to Everest Healthcare Services Corporation, its subsidiaries and its predecessors.

2. Nature of Business

  The Company provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of September 30, 1999, the Company provided dialysis and ancillary services to approximately 6,100 patients through 64 outpatient dialysis centers in 12 states. In addition to its outpatient dialysis center operations, the Company provides acute dialysis services through contractual relationships with 30 hospitals in four states. The Company also operates a business providing extracorporeal services through contractual relationships with 81 hospitals in 9 states.

3. Significant Accounting Policies

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

                    EVEREST HEALTHCARE SERVICES CORPORATION

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Medical equipment and furniture and fixtures are depreciated over five to seven years. Buildings are depreciated over 40 years. Leasehold improvements are amortized over the respective lease terms or the service lives of the improvements, whichever is shorter. Depreciation and amortization expense was $3,485, $4,213, and $6,610 for the years ended September 30, 1997, 1998, and 1999, respectively.

 Goodwill

  Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company's business combinations. The amounts are being amortized over the estimated remaining economic lives of 25 years. Accumulated amortization of goodwill amounted to approximately $4,334 and $7,032 at September 30, 1998 and 1999, respectively.

 Other Intangible Assets

  Other intangible assets is comprised primarily of a management service agreement and covenants not to compete. The management service agreement is being amortized over a period of 25 years. The covenants not to compete are being amortized over the periods of the agreements (See Note 9). Accumulated amortization of the covenants not to compete was approximately $13 and $224 at September 30, 1998 and 1999, respectively.

 Deferred Financing Costs

  The costs of obtaining financing are capitalized and are being amortized as interest expense over the term of the related financing. Accumulated amortization was $386 and $893 as of September 30, 1998 and 1999, respectively.

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

 Stock Options

  The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In accordance with APB 25, compensation expense is recognized based upon the excess of fair value of the underlying stock over the option exercise price on the measurement date, the date at which both the exercise price and the number of shares to be issued are known. The Company has elected to continue to measure compensation expense under the provisions of APB 25; however, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), an estimate of the fair value of the stock options has been made by the Company to determine the pro forma effect on earnings had the provisions of SFAS 123 been applied in the financial statements (see Note 14).

 Revenue Recognition

  Net revenue is recorded at the estimated net realizable amount from Medicare, Medicaid, commercial insurers and other third-party payors for services rendered. The Medicare and Medicaid programs reimburse the

                    EVEREST HEALTHCARE SERVICES CORPORATION
company at amounts that are different from the Company's established rates. Contractual adjustments under these programs represent the difference between the amounts billed for these services and the amounts that are reimbursable by third-party payors. A summary of the basis for reimbursement with these payors follows:

  Medicare. The Company is reimbursed by the Medicare program predominantly on a prospective payment system for dialysis services. Under the prospective payment system, each facility receives a composite rate per treatment that is adjusted to account for geographic differences in the cost of labor. Drugs and other ancillary services are reimbursed on a fee for service basis.

  Medicaid. Medicaid is a state administered program with reimbursements varying by state. The Medicaid programs administered in each state, in which the Company operates, reimburse the Company predominantly on a prospective payment system for dialysis services rendered.

  Other Payors. Other payments from patients, commercial insurers and other third-party payors are received pursuant to a variety of reimbursement arrangements, which are generally higher than those payments received from the Medicare and Medicaid programs.

  Reimbursements from Medicare and Medicaid at established rates approximated 66.0%, 55.1% and 57.2% of net revenues for the years ended September 30, 1997, 1998 and 1999, respectively.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Fair Value of Financial Instruments

  The carrying amounts reported in the Company's balance sheets for variable-rate long-term debt approximate fair value, as the underlying long-term debt instruments are comprised of notes that are repriced on a short-term basis. The carrying amounts of the amounts due to and from affiliated companies bear interest at prime plus 1% and approximate fair value. The fair value of the Company's 9 3/4% Senior Subordinated Notes, Series B was $93 million at September 30, 1999 based upon trading in the public debt market.

 Long-Lived Assets

  The Company evaluates its long-lived assets (including goodwill) on an ongoing basis. Identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value as determined on a discounted cash flows basis.

 Concentration of Credit Risk

  The Company derives a significant portion of its revenues from Medicare and Medicaid (or comparable state benefits) and as such, a significant portion of patient accounts receivable is from those payors. The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare End-Stage Renal Disease Program. All of the states in which the Company operates provide Medicaid or

                    EVEREST HEALTHCARE SERVICES CORPORATION
comparable benefits to qualified recipients. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretation of policy and government funding restrictions, all of which may have the effect of decreasing program payments. The Company believes that risks associated with the Medicare and Medicaid programs are related to future revenues and that the concentration of credit risk within current patient accounts receivable is limited.

  At September 30, 1998 and 1999, the Company maintained cash deposits with certain financial institutions which were in excess of federally insured limits.

 New Accounting Standards

  Effective October 1, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities (SOP 98-5)." SOP 98-5 requires that costs related to start up activities be expensed as incurred. Prior to adoption of SOP 98-5, the Company capitalized certain external costs related to the establishment of new dialysis facilities. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $615, to expense costs that had been previously capitalized. There were no income tax implications to the write-off as these amounts are not deductible for income tax purposes.

  In March, 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The provisions of SOP 98-1 establish guidance on accounting for the costs incurred related to internal use software. The provisions of SOP 98-1 specifically address the accounting for the costs related to designing, developing, obtaining and modifying and/or implementing internal use software. SOP 98-1 requires that companies capitalize qualifying costs incurred during the application development stage. All other costs incurred in connection with an internal use software project are to be expensed as incurred. Application of the provisions of SOP 98-1 will be required for fiscal year 2000. The Company believes that the adoption of SOP 98-1 will not have a material impact on its results of operations.

 Reclassifications

  Certain reclassifications have been made to prior years' financial statements to conform to the 1999 presentation.

4. Net Revenues

  The Company provides dialysis and perfusion services to certain patients under government-sponsored programs such as Medicare and Medicaid, as well as other insurance reimbursement arrangements. Provision has been made in the financial statements for the estimated contractual adjustment, representing the difference between the Company's standard charges for services and the estimated payments from the various third-party payors. Gross and net patient service revenues for the years ended September 30 include the following:

                                                       1997     1998     1999
                                                     -------- -------- --------
      Medicare/Medicaid............................. $ 75,113 $ 81,406 $105,840
      Other payors..................................  121,212   77,328  103,289
                                                     -------- -------- --------
      Gross revenues................................  196,325  158,734  209,129
      Contractual allowances........................   84,747   14,144   26,736
                                                     -------- -------- --------
      Net patient revenues..........................  111,578  144,590  182,393
      Management fee revenues.......................    2,230    2,885    2,525
                                                     -------- -------- --------
      Total net revenues............................ $113,808 $147,475 $184,918
                                                     ======== ======== ========

                    EVEREST HEALTHCARE SERVICES CORPORATION

5. Investments In and Advances to Affiliated Companies

  The Company uses the equity method of accounting for its investments in the common stock of various companies. Investments in these companies at September 30, 1998, and 1999, amounted to approximately $1,690, and $868 respectively. Additionally, the Company had approximately $16,643 and $8,034 of advances due from affiliates as of September 30, 1998 and 1999, respectively (see Note 15). The percentages of ownership in these companies range from 10% to 50%. Aggregate balance sheet information of these companies at September 30 is as follows:

                                                                  1998    1999
                                                                 ------- ------
      Current assets............................................ $11,543 $3,674
      Noncurrent assets.........................................   4,250  1,285
      Current liabilities.......................................   9,929  1,062
      Noncurrent liabilities....................................   2,429  2,106

  Aggregate statement of income information of these companies is as follows for the year ended September 30:

                                                        1997     1998    1999
                                                       -------  ------- -------
      Net revenues.................................... $19,994  $24,063 $10,341
      Income (loss) from operations...................    (220)   4,466   2,924
      Net income (loss)...............................     (29)   3,473     869

6. Business Combinations

  Effective September 1, 1997, the Extracorporeal Alliance, LLC (Alliance), an 80% owned subsidiary of the Company, acquired a 51% interest in Tri-State Perfusion, LLC (Tri-State). Alliance acquired its interest in Tri-State, a newly formed joint venture, in exchange for the use of its expertise in performing perfusion services as well as to provide additional service capabilities. In accordance with the purchase agreement, Alliance must remit annually to the prior owners the first $323,000 of net income through September 30, 2002.

  In January 1998, the Company acquired the remaining outstanding equity interests in Hemo Dialysis of Amarillo, LLC (Amarillo), an outpatient and home dialysis facility located in Amarillo, Texas. Prior to the acquisition, the Company owned a 30% interest in Amarillo and accounted for the investment under the equity method of accounting. The purchase price of the acquisition, including costs of the transaction, was approximately $2,900. Goodwill recognized in the acquisition was approximately $2,500.

  In January 1998, the Company increased its investment in Home Dialysis of Mount Auburn, Inc. (Mount Auburn), a home dialysis facility located in Cincinnati, Ohio, in exchange for the issuance of 52,399 shares of common stock of Everest Healthcare Services Corporation with a fair value of approximately $377. Through the purchase, the Company increased its investment in Mount Auburn from 50% to 80.5% and recognized goodwill of $266. Prior to the acquisition, the Mount Auburn investment was accounted for under the equity method of accounting.

  In February 1998, the Company acquired the remaining outstanding equity interests in Dialysis Specialist of South Texas, LLC (South Texas), which owns and operates three outpatient and home dialysis facilities in Corpus Christi, Texas. Prior to the acquisition, the Company owned a 33% interest in South Texas and

                    EVEREST HEALTHCARE SERVICES CORPORATION
accounted for the investment under the equity method of accounting. The purchase price of the acquisition was $7,600, including costs of the transaction. The consideration for the purchase was financed through the issuance of 179,300 shares of common stock of Everest Healthcare Services Corporation with a fair value of approximately $1,300 and cash of approximately $6,300. Goodwill recognized in the acquisition was approximately $7,100.

  In March 1998 Alliance acquired a 70% interest in Perfusion Resource Association LLC (PRA), a contract services provider located in Tampa, Florida. The purchase price of the acquisition, including costs of the transaction, was approximately $1,400. Goodwill recognized in the acquisition was approximately $1,300.

  In April 1998, the Company acquired North Buckner Dialysis Center, a dialysis service provider located in Dallas, Texas. The purchase price of the acquisition was approximately $5,100, including costs of the transaction. The consideration for the purchase price of the acquisition was financed through the issuance of 153,021 shares of common stock of Everest Healthcare Services Corporation with a fair value of approximately $1,100 and cash of $4,000. Goodwill recognized in the acquisition was approximately $4,100.

  In February 1999, the Company acquired the remaining outstanding equity interest in Dialysis Specialists of Central Cincinnati, Ltd. (Central Cincinnati), an outpatient dialysis facility located in Norwood, Ohio. Prior to the acquisition, the Company owned a 37.9% interest in Central Cincinnati and accounted for the investment under the equity method of accounting. The purchase price, including costs of the transaction, was approximately $5,600. Goodwill recognized in the acquisition was approximately $4,800.

  In February 1999, the Company increased its investment in Dialysis Specialists of Topeka, Inc. (Topeka) from 25% to 75%. Topeka is an outpatient dialysis facility located in Topeka, Kansas. Prior to the acquisition, the Topeka investment was accounted for under the equity method of accounting. The purchase price, including costs of the transaction, was approximately $1,300. Goodwill recognized in the acquisition was approximately $600.

  In March 1999, the Company acquired the remaining outstanding equity interest in Home Dialysis of Fairfield, Inc. (Fairfield), a home dialysis facility located in Fairfield, Ohio. Prior to the acquisition, the Company owned a 50% interest in Fairfield and accounted for the investment under the equity method of accounting. The purchase price, including costs of the transaction, was approximately $2,800. Goodwill recognized in the acquisition was approximately $1,900.

  In March 1999, the Company acquired the remaining outstanding equity interest in Home Dialysis of Columbus, Inc. (Columbus), an outpatient dialysis facility and a home dialysis facility located in Columbus, Ohio. Prior to the acquisition, the Company owned a 49% interest in Columbus and accounted for the investment under the equity method of accounting. The purchase price, including costs of the transaction, was approximately $500. Goodwill recognized in the acquisition was approximately $500.

  In May 1999, the Company acquired the remaining outstanding equity interest in the Dialysis Specialists of Tulsa, Inc. (Tulsa), an outpatient dialysis facility located in Tulsa, Oklahoma. Prior to this transaction, the Company owned a 33% interest in Tulsa, and accounted for the investment under the equity method of accounting. The purchase price, including the costs of the transaction, was approximately $4,400. Goodwill recognized in the acquisition was approximately $3,600.

  In July 1999, the Company purchased certain assets and operations of Englewood Dialysis Facility, LLC an outpatient dialysis facility located in Englewood, New Jersey. The purchase price, including costs of the transaction, was approximately $10,000. This transaction was accounted for as a purchase which resulted in the recording of goodwill of approximately $7,000 and covenant not to compete of $931.

                    EVEREST HEALTHCARE SERVICES CORPORATION

  These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of identifiable assets (including identifiable intangible assets) is allocated to goodwill and other identifiable intangibles. The consolidated financial statements include the operating results of each business from the respective dates of acquisition.

7. Leases and Related Party Transactions

 Capital Leases

  Property under capital leases included within property and equipment at September 30 are as follows:

                                                                   1998   1999
                                                                  ------ ------
      Furniture and fixtures..................................... $1,423 $  605
      Medical equipment..........................................  6,914  3,576
                                                                  ------ ------
                                                                   8,337  4,181
      Less: Accumulated depreciation.............................  5,880  2,899
                                                                  ------ ------
                                                                  $2,457 $1,282
                                                                  ====== ======

  Interest rates on the capital lease obligations ranged from 8.0% to 14.0%. Future minimum lease payments under capital leases with initial or remaining terms of one year or more consisted of the following at September 30, 1999:

      2000................................................................ $367
      2001................................................................  242
      2002................................................................  167
      2003................................................................   55
                                                                           ----
      Total minimum lease payments........................................  831
      Amounts representing interest.......................................   62
                                                                           ----
      Present value of minimum lease payments.............................  769
      Less: Current portion...............................................  367
                                                                           ----
                                                                           $402
                                                                           ====

 Operating Leases

  Prior to June 1998, the Company leased land and building space under operating leases for some of its dialysis centers and its corporate offices from ARE Partnership and Three M&L Partnership, related parties with common ownership. In June 1998, the Company purchased the land and buildings from ARE Partnership. For the years ended September 30, 1997 and 1998, rents of approximately $952 and $616, respectively, were paid to these related parties. For the year ended September 30, 1999, rents of approximately $149 were paid to Three M&L Partnership, which leases are in month-to-month renewal periods.

  Additionally, the Company leases land and building space under operating leases from unaffiliated entities for certain of its dialysis facilities. For the years ended September 30, 1997, 1998, and 1999, approximately $2,072, $5,067, and $4,286, respectively, were recorded as rent expense for such leases. Expiration dates for these leases continue through 2009.

                    EVEREST HEALTHCARE SERVICES CORPORATION

  Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

      2000.............................................................. $ 4,590
      2001..............................................................   4,021
      2002..............................................................   3,676
      2003..............................................................   3,481
      2004..............................................................   3,299
      2005 and thereafter...............................................  11,733
                                                                         -------
                                                                         $30,800
                                                                         =======

8. Property and Equipment

  Property and equipment consist of the following at September 30:

                                                              1998    1999
                                                             ------- -------
      Leasehold improvements................................ $12,818 $20,116
      Medical equipment.....................................  16,263  18,654
      Furniture and fixtures................................   8,652  10,804
      Software..............................................   1,092   2,386
      Building..............................................   4,892   4,082
      Land..................................................     328     216
      Construction-in-progress..............................   2,536   1,235
                                                             ------- -------
      Less: Accumulated depreciation and amortization.......  46,581  57,493
                                                              18,846  25,828
                                                             ------- -------
                                                             $27,735 $31,665
                                                             ======= =======

9. Other Intangible Assets

  Other intangibles consist of the following at September 30:

                                                                  1998    1999
                                                                 ------- ------
      Management service agreement.............................. $17,598 $  --
      Covenants not to compete..................................   1,909  2,632
      Other.....................................................     828     39
                                                                 ------- ------
                                                                 $20,335 $2,671
                                                                 ======= ======

 Management Service Agreement

  Pursuant to a management service agreement, New York Dialysis Management, Inc. (NYDM), a wholly owned subsidiary of the Company, had been managing dialysis facilities located in the Bronx, New York for Montefiore Medical Center (MMC). In July, 1998, the Company exercised its right to purchase MMC's license to operate in the state of New York for a purchase price of $19,500 including transaction costs of $291. The operating license was purchased by Everest Dialysis Services, Inc. (EDS), a newly-formed corporation formed for this purpose under the laws of the State of New York. EDS is affiliated with the Company as it is owned by two of the Company's stockholders. The Company entered into a management service agreement with EDS to operate the facilities for a period of 40 years and which allows the Company to retain the earnings from the operation of the facilities. In addition to the operating license, the Company also received a covenant not to

                    EVEREST HEALTHCARE SERVICES CORPORATION
compete from MMC. The purchase price was allocated $17,598 and $1,909 to the management service agreement and covenant not to compete, respectively. During fiscal 1999, the Company wrote down the amount allocated to the management service agreement due to impairment of such asset (See Note 12).

10. Accrued Expenses

  Accrued expenses consist of the following at September 30:

                                                                 1998    1999
                                                                ------- -------
      Compensation and benefits................................ $ 8,089 $ 7,374
      Reimbursements to third party payors.....................   2,256   3,221
      Interest.................................................   3,955   4,063
      Professional fees........................................   1,752     753
      Other....................................................     797   1,795
                                                                ------- -------
                                                                $16,849 $17,206
                                                                ======= =======

11. Long-Term Debt

  Long-term debt consists of the following at September 30:

                                                               1998     1999
                                                             -------- --------
      9 3/4% senior subordinated notes due 2008, Series B... $100,000 $100,000
      Acquisition funding facility..........................      --    13,916
      Acquisition term notes................................    7,000    7,000
      Installment notes payable.............................    1,753    1,538
                                                             -------- --------
                                                              108,753  122,454
      Less: Current maturities..............................      606      801
                                                             -------- --------
                                                             $108,147 $121,653
                                                             ======== ========

 9 3/4% Senior Subordinated Notes due 2008, Series B

  On May 5, 1998, the Company completed a private placement issuance of $100,000 in principal amount of 9 3/4% Senior Subordinated Notes due 2008 (the Offering). The Offering was made to qualified institutional buyers pursuant to Rule 144A of the Securities and Exchange Commission (SEC). Effective September 2, 1998 the Company registered the senior subordinated notes with the SEC. Upon the effectiveness of the registration, the Company exchanged 9 3/4% Senior Subordinated Notes due 2008, Series B for the notes sold in the Offering.

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

                    EVEREST HEALTHCARE SERVICES CORPORATION

  In addition, at any time on or prior to May 1, 2001, the Company may, subject to certain requirements, redeem up to $35,000 aggregate principal amount of the Notes with the net cash proceeds of one or more public equity offerings, at a price equal to 109.75% of the principal amount to be redeemed plus accrued and unpaid interest. In the event of a change in control, the Company would be required to offer to repurchase the Notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest.

  The Notes are general obligations of the Company, subordinated in right of payment to all existing and future senior debt and are guaranteed by the Company's wholly-owned subsidiaries (the Guarantor Subsidiaries). Each of the Guarantor Subsidiaries' guarantees of the Notes are full, unconditional, and joint and several. The Company may incur additional indebtedness, including borrowings under its Credit Facility (see below), subject to certain limitations. See Note 20 for financial information as of September 30, 1997, 1998 and 1999.

  The indenture under which the Notes were issued contains certain covenants that were met at September 30, 1999.

 Credit Facilities

  On June 30, 1999, the Company refinanced its prior credit facility (the "Prior Credit Facility"). The new credit facility (the "Credit Facility") consists of three separate facilities; a revolving credit facility, an acquisition credit facility and a Year 2000 credit facility.

  The revolving credit facility of $35,000, including letters of credit of up to $650, matures on June 30, 2002 (the "Revolving Credit Facility"). The borrowings on the Revolving Credit Facility are limited to 75% of eligible accounts receivable and up to 50% of eligible inventory. Interest is payable at the Company's option of either the higher of the bank's prime rate (8.25% at September 30, 1999) or the Federal Funds rate plus 1/2 of 1%, plus 0.00%-1.00%, or the London Interbank Offered Rate (LIBOR) (5.90% at September 30, 1999) plus 2.00-2.75%. Commitment fees of 0.50% of the unused portion of the Revolving Credit Facility are payable quarterly. No amounts were drawn on the revolving credit facility at September 30, 1999.

  The acquisition credit facility of $65,000 matures on June 15, 2005 (the "Acquisition Credit Facility"). Under the Acquisition Credit Facility, all of the borrowings outstanding thereunder on each of June 30, 2000, 2001 and 2002 must be converted to one or more seven-year term loans with balloon payments due on June 15, 2005. Interest is payable at the Company's option of either the higher of the bank's prime rate or the Federal Funds rate plus 1/2 of 1%, plus 0.25%-1.25%, or LIBOR plus 2.25%-3.00%. Commitment fees of 0.75% of the unused portion of the Acquisition Credit Facility are payable quarterly. At September 30, 1999, the Company had outstanding approximately $13,900 under the acquisition credit facility.

  The Year 2000 credit facility of $40,000 is available from January 1, 2000 through June 30, 2000 (the "Year 2000 Credit Facility"). The purpose of the Year 2000 Credit Facility is to finance government related accounts receivable which are unpaid due to difficulties related to the year 2000. Interest is payable at the Company's option of either the higher of the bank's prime rate or the Federal Funds rate plus 1/2 of 1%, plus 0.00%-1.00%, or LIBOR plus 2.00%-2.75%. Commitment fees of 0.50% of the unused portion of the Year 2000 Credit Facility are payable quarterly.

  The Credit Facilities contain covenants, which among other things require the Company to maintain certain financial ratios and minimum levels of net worth. As of September 30, 1999, the Company was in technical default under the Company's Credit Facility. As of December 22, 1999, the Company obtained the necessary amendments and waivers to cure the defaults on its Credit Facility. The Credit Facility, including any interest rate hedging transactions, are collateralized by a lien on all of the assets of the Company.

                    EVEREST HEALTHCARE SERVICES CORPORATION

 Acquisition Term Notes

  In connection with the acquisition of Alliance (Note 7), the Company incurred $7,000 in notes payable to the former owners of Alliance. These notes mature on October 31, 2002, and bear interest at the 5-year Treasury Note rate (6.0% as of September 30, 1999) (as determined on November 1 of each year) plus 3.0%. Interest is payable monthly.

 Installment Notes Payable

  The Company has entered into various installment notes payable which are payable to a vendor of medical equipment through September 2002, and bear interest at 9.5% per annum. The notes are collateralized by medical equipment.

Annual Maturities

Maturities of long term debt at September 30, 1999, are as follows:

      2000............................................................. $    801
      2001.............................................................      634
      2002.............................................................      103
      2003.............................................................    7,000
      2004.............................................................      --
      2005 and thereafter..............................................  113,916
                                                                        --------
                                                                        $122,454
                                                                        ========

12. Special Charges

  The Company recorded approximately $23,000 of charges during fiscal 1999. These amounts have been expensed as special charges and include $22,400 in impairment of long-lived assets and $600 in severance costs.

  The impairment of long-lived assets included (i) a $20,500 writedown of goodwill and other intangible assets, (ii) a $1,400 write-off of advances to, and other assets of, certain of the Company's joint ventures and (iii) the writedown of $500 of fixed assets to fair value. The write-off of goodwill and other intangible assets was the result of a deterioration in the profitability and cash flows of certain acquired operations. The deterioration was due, in part, to continued contractual adjustments and other reductions in anticipated revenues. As a result of this deterioration, the Company evaluated the long-lived assets that were not recoverable. As a result of this evaluation, the Company recorded a write down of these assets based upon the amount by which the carrying value of the assets exceeded their fair values as determined on a discounted cash flow basis. Certain of the Company's joint ventures encountered similar deterioration in the current fiscal year. As a result, the Company recorded a write-off of certain advances to and other assets of these companies.

The severance costs to two executives of the Company related to amounts that were due under the individuals' employment contract upon separating from the Company.

                    EVEREST HEALTHCARE SERVICES CORPORATION

13. Income Taxes

  Deferred income taxes reflect the net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes at September 30 were as follows:

                                                                1998     1999
                                                               -------  -------
      Allowance for uncollectible accounts.................... $ 2,347  $ 4,709
      Tax deductible goodwill amortization....................     --     6,496
      Accrued vacation........................................     792      965
      Net operating loss carryforwards........................      29       29
      Other...................................................     --       170
                                                               -------  -------
      Total deferred tax assets...............................   3,168   12,369
                                                               -------  -------

      Patient accounts receivable basis difference............  (1,384)    (959)
      Other...................................................    (132)     --
                                                               -------  -------
      Total deferred tax liabilities..........................  (1,516)    (959)
                                                               -------  -------
      Net deferred tax asset.................................. $ 1,652  $11,410
                                                               =======  =======

  Income taxes consist of the following at September 30:

                                                          1997   1998    1999
                                                         ------ ------  -------
      Current:
        Federal......................................... $2,555 $4,120  $ 2,580
        State...........................................    603  1,181      756
      Deferred..........................................    531 (1,760) (10,163)
                                                         ------ ------  -------
                                                         $3,689 $3,541  $(6,827)
                                                         ====== ======  =======

  Federal income taxes at the statutory rate are reconciled with the Company's income tax provision at September 30 as follows:

                                                             1997  1998  1999
                                                             ----  ----  -----
      Federal statutory rate................................ 34.0% 34.0% (34.0)%
      State income taxes, net of federal benefit............  5.0   7.0   (4.3)
      Nondeductible goodwill amortization...................  5.5  10.1    9.4
      Other, net............................................  2.1  (2.1)   0.2
                                                             ----  ----  -----
                                                             46.6% 49.0% (28.7)%
                                                             ====  ====  =====

                    EVEREST HEALTHCARE SERVICES CORPORATION

14. Stock Options

  The Company has stock options outstanding as follows:

                                                                      Exercise
                                                           Options     Price
                                                          ---------  ----------
      Balance at September 30, 1996......................   526,500  $     7.50
      Granted............................................ 1,229,600        9.10
                                                          ---------
      Balance at September 30, 1997...................... 1,756,100   7.50-9.10
      Granted............................................   140,000       13.05
      Forfeitures........................................   (31,200)       9.10
                                                          ---------
      Balance at September 30, 1998...................... 1,864,900  7.50-13.05
      Granted............................................   135,181       13.05
      Forfeitures........................................   (16,600) 9.10-13.05
                                                          ---------
      Balance at September 30, 1999...................... 1,983,481
                                                          =========

  Included in the stock options outstanding are 526,500 stock options issued on October 1, 1995 and 354,100 stock options issued in 1997 to the CEO of the Company. In connection with the reorganization on November 30, 1997, these 880,600 stock options were assigned to Peak Liquidating, LLC (a shareholder of the Company) and, as such, have been reflected as outstanding in all periods subsequent to their original grant. The 526,500 options were issued upon the formation of the Company and are currently exercisable. The remaining 1,456,981 options outstanding were issued under the Everest Healthcare Services Corporation 1996 Stock Award Plan (the 1996 Plan). The 1996 Plan permits the granting of stock options to certain key executive, managerial, and administrative employees of the Company to purchase shares of the Company's common stock. The stock options awarded vest ratably over a four year period in 25% increments. The stock options awarded expire ten years from the date of grant. Of the stock options outstanding under the 1996 Plan, 602,000 are exercisable at September 30, 1999.

  In connection with the Company's reorganization, the Company cancelled all stock options outstanding and subsequently reissued them under the Everest Healthcare Services Corporation 1998 Stock Award Plan (the 1998 Plan). The 1998 Plan contains the same provisions as the 1996 Plan and the reissuance of stock options had no effect on the options previously issued.

  The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25), as permitted in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). Had the provisions of SFAS 123 been used in the calculation of compensation expense (calculated using the minimum value method for nonpublic companies), pro forma net income would have been approximately $211 and $254 lower than the net income reported in the statement of operations for the years ended September 30, 1998 and 1999, respectively.

                    EVEREST HEALTHCARE SERVICES CORPORATION

15. Related Party Transactions

  The Company provides administrative and purchasing services to several of its unconsolidated affiliates, all of which are owned, or substantially owned, by the majority equity holders of the Company. Fees charged to affiliates for services were approximately $1,295, $1,939, and $998 during the years ended September 30, 1997, 1998, and 1999, respectively, and are included in the accompanying consolidated statement of operations. In addition, the Company provides advances to certain affiliates. Amounts due from unconsolidated affiliates at September 30 were as follows:

                                                                 1998    1999
                                                                ------- -------
      Nephrology Associates of Northern Illinois, Ltd.......... $ 8,409 $ 7,526
      Unconsolidated Joint Ventures............................   8,209     483
      Others...................................................      25      25
                                                                ------- -------
                                                                $16,643 $ 8,034
                                                                ======= =======

  Nephrology Associates of Northern Illinois, Ltd., an unconsolidated affiliate substantially owned by the majority equity holders of the Company, provides management and physician supervisory services to the Company's outpatient maintenance dialysis operations. Total fees incurred for such services amounted to approximately $1,883, $1,536, and $1,536 during the years ended September 30, 1997, 1998, and 1999, respectively, and are included in the accompanying consolidated statement of operations.

  The Company earned interest on outstanding balances due from unconsolidated affiliates of approximately $1,368, $1,261, and $904 during the years ended September 30, 1997, 1998, and 1999, respectively.

16. Significant Vendor

  For the years ended September 30, 1997 and 1998, purchases from two vendors accounted for 49% and 46% of total purchases, respectively. For the year ended September 30, 1999, purchases from one vendor accounted for 40% of total purchases.

17. Supplemental Cash Flow Information

  The following table provides supplemental cash flow data in addition to the information provided in the consolidated statements of cash flows for the years ended September 30:

                                                           1997   1998    1999
                                                          ------ ------- ------
Cash paid for:
  Income taxes..........................................  $2,068 $ 7,176 $3,263
  Interest..............................................   2,706   4,246 12,459
Supplemental disclosure of non-cash activity:
Fair value of common stock issued in business
 acquisitions...........................................     --    2,770    --
Debt issued for acquisition of business.................   7,000     --     --
Fair value of common stock issued in connection with the
 acquisition of minority interests......................     --   26,610    --
Distribution of notes receivable to members.............     --    7,209    --

                    EVEREST HEALTHCARE SERVICES CORPORATION

18. Reportable Segments

  The Company has two reportable segments: Dialysis Services and Contract Services. The Company's Dialysis Services segment consists of 68 outpatient dialysis treatment centers which primarily provide outpatient chronic dialysis treatments and 30 hospital based treatment centers that provide acute dialysis treatments. The Company's Contract Services segment provides perfusion, apheresis, and autotransfusion treatments in 81 hospitals.

  The Company evaluates performance and allocates resources based upon profit or loss before income taxes and extraordinary items. The reportable segment's accounting policies are the same as those described in the summary of significant accounting policies (see Note 3). The Company's reportable segments are independent operating divisions that are managed separately. All intercompany costs are eliminated.

                                                            Contract
                                                  Dialysis  Services   Total
                                                  --------  --------  --------
As of and for the year ended September 30, 1999:
Revenues........................................  $163,228  $21,690   $184,918
Interest expense................................         4      755        759
Depreciation and amortization...................     7,989      786      8,775
Equity in earnings of unconsolidated
 subsidiaries...................................       586      --         586
Special charges.................................    20,827      --      20,827
Segment profit (loss)...........................    (6,120)     779     (5,341)
Segment assets..................................   141,659   18,855    160,514
Investments in and advances to affiliated
 entities.......................................       868    1,239      2,107
Expenditures for long-lived assets..............    30,952      430     31,382
As of and for the year ended September 30, 1998:
Revenues........................................  $129,017  $18,458   $147,475
Interest expense................................       246      790      1,036
Depreciation and amortization...................     5,170      602      5,772
Equity in earnings of unconsolidated
 subsidiaries...................................     1,784      --       1,784
Segment profit (loss)...........................    14,788      (66)    14,722
Segment assets..................................   122,765   18,935    141,700
Investments in and advances to affiliated
 entities.......................................     1,690      --       1,690
Expenditures for long-lived assets..............    42,547    1,695     44,242
As of and for the year ended September 30, 1997:
Revenues........................................  $100,097  $13,711   $113,808
Interest expense................................       787      723      1,510
Depreciation and amortization...................     3,890      545      4,435
Segment profit (loss)...........................    11,536     (186)    11,350
Segment assets..................................    87,599   21,297    108,896
Investments in and advances to affiliated
 entities.......................................       827      --         827
Expenditures for long-lived assets..............     7,215    5,041     12,256

  A reconciliation of the reportable segments to consolidated income (loss) before income taxes and cumulative effect of change in accounting and consolidated assets are as follows:

                    EVEREST HEALTHCARE SERVICES CORPORATION

                                                     1997      1998      1999
                                                   --------  --------  --------
Profit (loss):
Total profit (loss) for reportable segments......  $ 11,350  $ 14,722  $ (5,341)
Unallocated amounts:
Elimination of corporate administrative expense..     8,025    14,486    15,345
Interest expense.................................    (1,451)   (6,848)  (11,808)
Depreciation and amortization....................      (505)   (1,155)   (1,704)
Special charges..................................       --        --     (2,132)
Interest income..................................       813     1,952     1,483
Corporate expenses...............................   (10,316)  (15,930)  (19,026)
                                                   --------  --------  --------
    Income (loss) before income taxes and
     cumulative effect of change in accounting...  $  7,916  $  7,227  $(23,183)
                                                   ========  ========  ========
Assets:
Total assets for reportable segments.............  $108,896  $141,700  $160,514
Elimination of intercompany accounts.............   (43,966)  (41,796)  (37,040)
Unallocated assets...............................    37,827    96,491    72,799
                                                   --------  --------  --------
    Consolidated assets..........................  $102,757  $196,395  $196,273
                                                   ========  ========  ========

  Other significant items as disclosed within the reportable segments are reconciled to the consolidated totals as follows:

Other Significant Items:
                                               Segment
                                               Totals  Adjustments Consolidated
                                               ------- ----------- ------------
For the year ended September 30, 1999
  Interest expense............................ $   759   $11,808     $12,567
  Depreciation and amortization...............   8,775     1,704      10,479
  Special charges.............................  20,827     2,132      22,959
  Interest income.............................     --      1,483       1,483
  Investments in and advances to affiliated
   entities...................................   2,107     6,795       8,902
  Expenditures for long-lived assets..........  31,382     1,664      33,046
For the year ended September 30, 1998
  Interest expense............................ $ 1,036   $ 6,848     $ 7,884
  Depreciation and amortization...............   5,772     1,155       6,927
  Interest income.............................     --      1,952       1,952
  Investments in and advances to affiliated
   entities...................................   1,690    16,643      18,333
  Expenditures for long-lived assets..........  44,242     4,800      49,042
For the year ended September 30, 1997
  Interest expense............................ $ 1,510   $ 1,451     $ 2,961
  Depreciation and amortization...............   4,435       505       4,940
  Interest income.............................     --        813         813
  Investments in and advances to affiliated
   entities...................................     827       --          827
  Expenditures for long-lived assets..........  12,257       542      12,799

19. Other Financial Information

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

                    EVEREST HEALTHCARE SERVICES CORPORATION

  The following sets forth the financial data at September 30, 1999 and for the year then ended:

                                                    Non-
                          Parent    Guarantor    Guarantor
                         Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         --------  ------------ ------------ ------------ ------------
Statement of Operations
 Data
Net revenues............ $    --     $149,203     $35,715      $    --      $184,918
Patient care costs......      --      105,075      26,559           --       131,634
General and
 administrative
 expenses...............   19,703       2,439       2,186           --        24,328
Special charges.........    2,132      20,548         279           --        22,959
Provision for bad
 debts..................      --        6,176       1,184           --         7,360
Depreciation and
 amortization...........    2,600       6,496       1,383           --        10,479
                         --------    --------     -------      --------     --------
Income (loss) from
 operations.............  (24,435)      8,469       4,124           --       (11,842)
Interest income
 (expense), net.........  (10,328)        271      (1,027)          --       (11,084)
Equity in earnings of
 affiliate..............      --          586         --            --           586
Minority interests in
 earnings...............     (153)       (286)       (404)          --          (843)
                         --------    --------     -------      --------     --------
Income (loss) before
 income taxes expense
 and cumulative effect
 of change in
 accounting.............  (34,916)      9,040       2,693           --       (23,183)
Income tax expense
 (benefit)..............  (14,030)      5,875       1,328           --        (6,827)
                         --------    --------     -------      --------     --------
Income (loss) before
 cumulative effect of
 change in accounting...  (20,886)      3,165       1,365           --       (16,356)
Cumulative effect of
 change in accounting...      341         126         148           --           615
                         --------    --------     -------      --------     --------
Net income (loss)....... $(21,227)   $  3,039     $ 1,217      $    --      $(16,971)
                         ========    ========     =======      ========     ========
Balance Sheet Data
Assets:
 Cash (overdraft) and
  cash equivalents...... $    (55)   $    828     $ 2,608      $    --      $  3,381
 Patient accounts and
  other receivables ....   10,891      36,226       7,174          (866)      53,425
 Other current assets...      192       7,579       1,232           --         9,003
 Property and equipment,
  net...................    5,598      23,499       2,568           --        31,665
 Goodwill, net..........   12,596      46,164      14,688           --        73,448
 Investments in and
  advances to affiliated
  companies.............   73,703       4,474       1,056       (70,331)       8,902
 Other assets...........   13,293       1,884       1,272           --        16,449
                         --------    --------     -------      --------     --------
 Total assets........... $116,218    $120,654     $30,598      $(71,197)    $196,273
                         ========    ========     =======      ========     ========
Liabilities and
 Stockholders' Equity
 (Deficit)
 Current liabilities.... $ 10,201    $ 16,156     $ 5,761      $   (920)    $ 31,198
 Long-term liabilities..  114,336      (4,130)     13,584           --       123,790
 Total stockholders'
  equity (deficit)......   (8,319)    108,628      11,253       (70,277)      41,285
                         --------    --------     -------      --------     --------
 Total liabilities and
  stockholders' equity
  (deficit)............. $116,218    $120,654     $30,598      $(71,197)    $196,273
                         ========    ========     =======      ========     ========

                    EVEREST HEALTHCARE SERVICES CORPORATION

                                                     Non-
                           Parent    Guarantor    Guarantor
                          Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          --------  ------------ ------------ ------------ ------------
Statement of Cash Flows
 Data
Operating activities:
Net income (loss).......  $(21,227)   $ 3,039       $1,217        $--        $(16,971)
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating
 activities:
 Provision for bad
  debts.................       --       6,176        1,184         --           7,360
 Depreciation and
  amortization..........     2,600      6,496        1,383         --          10,479
 Special Charges........     2,132     20,548          279         --          22,959
 Cumulative effect of
  accounting change.....       341        126          148         --             615
 Deferred income taxes..   (10,163)       --           --          --         (10,163)
 Equity in earnings of
  subsidiaries..........       --        (586)         --          --            (586)
 Minority interests in
  earnings..............       153        286          404         --             843
 Net change in operating
  assets and liabilities
  (net of effect of
  acquisitions).........   (26,689)    19,285       (2,195)        --          (9,599)
                          --------    -------       ------        ----       --------
 Net cash provided by
  (used in) operating
  activities............   (52,853)    55,370        2,420         --           4,937
Investing activities:
 Additions to property
  and equipment.........    (1,828)    (3,661)      (1,399)        --          (6,888)
 Acquisition of
  businesses, net of
  cash acquired.........       --     (25,408)        (750)        --         (26,158)
 (Increase) decrease in
  amounts due from
  affiliates............    30,430    (24,643)         782         --           6,569
                          --------    -------       ------        ----       --------
 Net cash provided by
  (used in) investing
  activities............    28,602    (53,712)      (1,367)        --         (26,477)
Financing activities:
 Proceeds from notes
  payable...............    60,316        --           --          --          60,316
 Payments on notes
  payable...............   (46,400)      (554)         --          --         (46,954)
 Other..................      (451)      (516)         --          --            (967)
                          --------    -------       ------        ----       --------
 Net cash provided by
  (used in) financing
  activities............    13,465     (1,070)         --          --          12,395
                          --------    -------       ------        ----       --------
Increase (decrease) in
 cash and cash
 equivalents............   (10,786)       588        1,053         --          (9,145)
Cash (overdraft) and
 cash equivalents at
 beginning of year......    10,731        240        1,555         --          12,526
                          --------    -------       ------        ----       --------
Cash (overdraft) and
 cash equivalents at end
 of year................  $    (55)   $   828       $2,608        $--        $  3,381
                          ========    =======       ======        ====       ========

                    EVEREST HEALTHCARE SERVICES CORPORATION

  The following sets forth the financial data at September 30, 1998 and for the year then ended:

                                                    Non-
                          Parent    Guarantor    Guarantor
                         Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         --------  ------------ ------------ ------------ ------------
Statement of Operations
 Data
Net revenues............ $    --     $118,926     $28,549      $    --      $147,475
Patient care costs......      --       81,141      21,503           --       102,644
General and
 administrative
 expenses...............    4,509      15,985       2,792           --        23,286
Provision for bad
 debts..................      --        2,462         265           --         2,727
Depreciation and
 amortization...........      595       5,184       1,148           --         6,927
                         --------    --------     -------      --------     --------
Income (loss) from
 operations.............   (5,104)     14,154       2,841           --        11,891
Interest expense, net...   (3,727)     (1,025)     (1,180)          --        (5,932)
Equity in earnings of
 affiliates.............      --        1,784         --            --         1,784
Minority interests in
 earnings...............     (315)       (237)         36           --          (516)
                         --------    --------     -------      --------     --------
Income (loss) before
 income tax expense.....   (9,146)     14,676       1,697           --         7,227
Income tax expense......      --        3,368         173           --         3,541
                         --------    --------     -------      --------     --------
Net income (loss)....... $ (9,146)   $ 11,308     $ 1,524      $    --      $  3,686
                         ========    ========     =======      ========     ========
Balance Sheet Data
Assets:
Cash and cash
 equivalents............ $ 10,731    $    240     $ 1,555      $    --      $ 12,526
Patient accounts and
 other receivables......       50      37,971       7,299          (758)      44,562
Other current assets....      --        5,598       1,085           --         6,683
Property and equipment,
 net....................    5,128      20,241       2,366           --        27,735
Goodwill, net...........   13,149      31,320      14,346           --        58,815
Investments in and
 advances to affiliated
 companies..............   83,588       1,690         --        (66,945)      18,333
Other assets............    5,646      20,973       1,647          (525)      27,741
                         --------    --------     -------      --------     --------
Total assets............ $118,292    $118,033     $28,298      $(68,228)    $196,395
                         ========    ========     =======      ========     ========
Liabilities and
 Stockholders' Equity
Current liabilities..... $  5,384    $ 18,474     $ 3,706      $   (758)    $ 26,806
Long-term liabilities...  100,000      17,854      14,759       (21,280)     111,333
Total stockholders'
 equity.................   12,908      81,705       9,833       (46,190)      58,256
                         --------    --------     -------      --------     --------
Total liabilities and
 stockholders' equity... $118,292    $118,033     $28,298      $(68,228)    $196,395
                         ========    ========     =======      ========     ========

                    EVEREST HEALTHCARE SERVICES CORPORATION

                                                      Non-
                           Parent     Guarantor    Guarantor
                           Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ---------  ------------ ------------ ------------ ------------
Statement of Cash Flows
 Data
Operating activities:
Net income (loss).......  $  (9,146)   $ 11,308     $ 1,524        $--       $   3,686
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating
 activities:
Provision for bad
 debts..................        --        2,462         265         --           2,727
Depreciation and
 amortization...........        595       5,184       1,148         --           6,927
Deferred income taxes...        --       (1,760)        --          --          (1,760)
Equity in earnings of
 affiliates.............        --       (1,784)        --          --          (1,784)
Minority interests in
 (earnings) loss........        315         237         (36)        --             516
Net change in operating
 assets and liabilities
 (net of effect of
 acquisitions)..........     (1,702)        667      (1,973)        --          (3,008)
                          ---------    --------     -------        ----      ---------
Net cash provided by
 (used in) operating
 activities.............     (9,938)     16,314         928         --           7,304
Investing activities:
Capital expenditures....     (4,834)     (6,633)       (697)        --         (12,164)
Acquisition of
 intangible assets......        --      (19,507)        --          --         (19,507)
Acquisition of
 businesses, net of cash
 acquired...............        --      (17,371)        --          --         (17,371)
Increase (decrease) in
 amounts due from
 affiliates.............    (32,112)     28,158         --          --          (3,954)
                          ---------    --------     -------        ----      ---------
Net cash used in
 investing activities...    (36,946)    (15,353)       (697)        --         (52,996)
Financing activities:
Proceeds from long term
 debt...................    191,531         --          --          --         191,531
Payments on long term
 debt...................   (128,922)       (272)        --          --        (129,194)
Other...................     (5,810)       (766)        --          --          (6,576)
                          ---------    --------     -------        ----      ---------
Net cash provided by
 (used in) financing
 activities.............     56,799      (1,038)        --          --          55,761
                          ---------    --------     -------        ----      ---------
Increase (decrease) in
 cash and cash
 equivalents............      9,915         (77)        231         --          10,069
Cash and cash
 equivalents at
 beginning of year......        816         317       1,324         --           2,457
                          ---------    --------     -------        ----      ---------
Cash and cash
 equivalents at end of
 year...................  $  10,731    $    240     $ 1,555        $--       $  12,526
                          =========    ========     =======        ====      =========

                    EVEREST HEALTHCARE SERVICES CORPORATION

  The following sets forth the financial data at September 30, 1997 and for the year then ended:

                                                   Non-
                          Parent   Guarantor    Guarantor
                          Company Subsidiaries Subsidiaries Eliminations Consolidated
                          ------- ------------ ------------ ------------ ------------
Statement of Operations
 Data
Net revenues............   $--      $94,991      $19,116       $(299)      $113,808
Patient care costs......    --       66,377       15,536         --          81,913
General and
 administrative
 expenses...............    --       13,494        1,361         --          14,855
Provision for bad
 debts..................    --          578          136         --             714
Depreciation and
 amortization...........    --        4,159          781         --           4,940
                           ----     -------      -------       -----       --------
Income from operations..    --       10,383        1,302        (299)        11,386
Interest (expense)
 income, net............    424      (2,200)        (671)        299         (2,148)
Minority interests in
 earnings...............    --       (1,601)         --          --          (1,601)
Other income, net.......    --          279          --          --             279
                           ----     -------      -------       -----       --------
Income before income tax
 expense................    424       6,861          631         --           7,916
Income tax expense......    --        3,689          --          --           3,689
                           ----     -------      -------       -----       --------
Net income .............   $424     $ 3,172      $   631       $ --        $  4,227
                           ====     =======      =======       =====       ========
Statement of Cash Flows
 Data
Operating activities:
  Net income ...........   $424     $ 3,172      $   631       $ --        $  4,227
  Adjustments to
   reconcile net income
   to net cash provided
   by operating
   activities:
    Provision for bad
     debts..............    --          578          136         --             714
    Depreciation and
     amortization.......    --        4,159          781         --           4,940
    Deferred income
     taxes..............    --          531          --          --             531
    Minority interests
     in earnings........    --        1,601          --          --           1,601
    Net change in
     operating assets
     and liabilities
     (net of effect of
     acquisition).......    392      (9,528)        (224)        --          (9,360)
                           ----     -------      -------       -----       --------
    Net cash provided by
     operating
     activities.........    816         513        1,324         --           2,653
Investing activities:
  Additions to property
   and equipment........    --       (7,757)         --          --          (7,757)
  Acquisition of
   businesses, net of
   cash acquired........    --       (5,042)         --          --          (5,042)
  Increase in amounts
   due from affiliates..    --       (4,771)         --          --          (4,771)
                           ----     -------      -------       -----       --------
  Net cash used in
   investing
   activities...........    --      (17,570)         --          --         (17,570)
Financing activities:
  Proceeds from long
   term debt............    --       69,261          --          --          69,261
  Payments on long term
   debt.................    --      (50,846)         --          --         (50,846)
  Other.................    --       (1,041)         --          --          (1,041)
                           ----     -------      -------       -----       --------
  Net cash provided by
   financing
   activities...........    --       17,374          --          --          17,374
                           ----     -------      -------       -----       --------
Increase in cash and
 cash equivalents.......    816         317        1,324         --           2,457
Cash and cash
 equivalents at
 beginning of year......    --          --           --          --             --
                           ----     -------      -------       -----       --------
Cash and cash
 equivalents at end of
 year...................   $816     $   317      $ 1,324       $ --        $  2,457
                           ====     =======      =======       =====       ========

                                                                     SCHEDULE II

                        Valuation & Qualifying Accounts
                    Everest Healthcare Services Corporation

                                 (in thousands)

                                   Balance                               Balance
                                     at     Charged Charged              at End
                                  Beginning   to    to Other               of
                                  of Period Expense Accounts  Recoveries Period
                                  --------- ------- --------  ---------- -------
Year ended September 30, 1997
Deducted from asset accounts:
  Allowance for patient accounts
   receivable....................  $3,014   $  714  $           $  937   $ 2,791
                                   ------   ------  -------     ------   -------
    Total........................  $3,014   $  714  $           $  937   $ 2,791
                                   ======   ======  =======     ======   =======
Year ended September 30, 1998
Deducted from asset accounts:
  Allowance for patient accounts
   receivable....................  $2,791   $2,727  $ 5,558     $2,295   $ 8,781
                                   ------   ------  -------     ------   -------
    Total........................  $2,791   $2,727  $ 5,558     $2,295   $ 8,781
                                   ======   ======  =======     ======   =======
Year ended September 30, 1999
Deducted from asset accounts:
  Allowance for patient accounts
   receivable....................  $8,781   $7,360  $(5,022)    $  --    $11,119
                                   ------   ------  -------     ------   -------
    Total........................  $8,781   $7,360  $(5,022)    $  --    $11,119
                                   ======   ======  =======     ======   =======