Form 10-Q
period 1999-12-31
EVEREST HEALTHCARE SERVICES CORP; MERCY DIALYSIS CENTER INC; CON MED SUPPLY CO INC; CONTINENTAL HEALTH CARE LTD; DUPAGE DIALYSIS LTD; EVEREST MANAGEMENT INC; HEMO DIALYSIS OF AMERICA INC; NEW YORK DIALYSIS MANAGEMENT INC; NORTH BUCKNER DIALYSIS CENTER INC; EVEREST HEALTHCARE INDIANA INC
filed 2000-02-08
CIK 1058560, 825923, 1064286, 1064287, 1064290, 1064291, 1064293, 1064296, 1064297, 1064300

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

                For the Quarterly Period Ended December 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of February 7, 2000, the number of shares outstanding of the Common Stock of Everest Healthcare Services Corporation, par value $.001 per share, was 12,819,586.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               EXHIBIT A TO COVER PAGE -- ADDITIONAL REGISTRANTS

                     ACUTE EXTRACORPOREAL SERVICES, L.L.C.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4265964
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                          CON-MED SUPPLY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                Illinois                               36-3147024
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                         CONTINENTAL HEALTH CARE, LTD.
             (Exact name of registrant as specified in its charter)

                Illinois                               36-3084746
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                      DIALYSIS SPECIALISTS OF TULSA, INC.
             (Exact name of registrant as specified in its charter)

                Oklahoma                               73-1508212
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                              DUPAGE DIALYSIS LTD.
             (Exact name of registrant as specified in its charter)

                Illinois                               36-3029873
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                        EVEREST HEALTHCARE INDIANA, INC.
             (Exact name of registrant as specified in its charter)

                Indiana                                36-3575844
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                         EVEREST HEALTHCARE OHIO, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio                                 31-1418495
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                     EVEREST HEALTHCARE TEXAS HOLDING CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4321504
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                         EVEREST HEALTHCARE TEXAS, L.P.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4321507
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                            EVEREST MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4338092
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                        EVEREST NEW YORK HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                New York                               36-4276708
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                             EVEREST ONE IPA, INC.
             (Exact name of registrant as specified in its charter)

                New York                               13-3988854
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                            EVEREST THREE IPA, INC.
             (Exact name of registrant as specified in its charter)

                New York                               36-4276711
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                             EVEREST TWO IPA, INC.
             (Exact name of registrant as specified in its charter)

                New York                               36-4276710
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                         HOME DIALYSIS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                Arizona                                86-0711476
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                          MERCY DIALYSIS CENTER, INC.
             (Exact name of registrant as specified in its charter)

               Wisconsin                               39-1589773
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                       NEW YORK DIALYSIS MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                New York                               36-3702390
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                      NORTH BUCKNER DIALYSIS CENTER, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4206319
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                      NORTHERN NEW JERSEY DIALYSIS, L.L.C.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4291598
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                          WSKC DIALYSIS SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                Illinois                               36-2668594
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                  101 North Scoville, Oak Park, Illinois 60302
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (708) 386-1000

                         PART I--FINANCIAL INFORMATION

                                                                      Page No.
                                                                      --------
Item 1. Consolidated Financial Statements
  Consolidated Balance Sheets
     September 30, 1999 and December 31, 1999 (unaudited)............     2
  Consolidated Statements of Operations--(unaudited)
     For the three months ended December 31, 1998 and 1999...........     3
  Consolidated Statements of Cash Flows--(unaudited)
     For the three months ended December 31, 1998 and 1999...........     4
  Notes to Consolidated Financial Statements.........................     5
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations...........................................    10
Item 3. Quantitative and Qualitative Disclosures About Market Risk...    14

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings............................................    15
Item 2. Changes in Securities and Use of Proceeds....................    15
Item 3. Defaults Upon Senior Securities..............................    15
Item 4. Submission of Matters to a Vote of Security Holders..........    15
Item 5. Other Information............................................    15
Item 6. Exhibits and Reports on Form 8-K.............................    15

--------------------------------------------------------------------------------
                         PART I--FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                    EVEREST HEALTHCARE SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)

                                                     September 30, December 31,
                                                         1999          1999
                                                     ------------- ------------
                                                                   (unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents.........................   $  3,381      $  1,047
  Patient accounts receivable, less allowance of
   $11,119 and $11,288..............................     47,411        50,046
  Refundable income taxes...........................      3,008         3,590
  Other receivables.................................      3,006         3,398
  Medical supplies inventories......................      3,542         4,735
  Deferred income taxes.............................      5,150         5,150
  Prepaid expenses and other........................        311           388
                                                       --------      --------
    Total current assets............................     65,809        68,354
Property and equipment, net.........................     31,665        33,620
Goodwill, net.......................................     73,448        79,164
Deferred financing costs, net.......................      6,563         6,739
Other intangible assets, net........................      2,671         3,508
Investments in and advances to affiliated
 companies..........................................      8,902         8,758
Deferred income taxes...............................      5,998         5,998
Other assets........................................      1,217           895
                                                       --------      --------
                                                       $196,273      $207,036
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable..................................   $ 12,824      $ 12,194
  Accrued liabilities...............................     17,206        15,445
  Current portion of long-term debt.................        801         1,165
  Current portion of capital lease obligations......        367           156
                                                       --------      --------
    Total current liabilities.......................     31,198        28,960
Long-term debt, less current portion ...............    121,653       135,058
Capital lease obligations, less current portion.....        402           287
Minority interests..................................      1,735         1,818
Stockholders' equity:
  Common stock, $.001 par value, 20,000,000 shares
   authorized; 12,819,586 shares issued and
   outstanding......................................         13            13
  Additional paid-in capital........................     55,171        54,321
  Accumulated deficit...............................    (13,899)      (13,421)
                                                       --------      --------
    Total stockholders' equity......................     41,285        40,913
                                                       --------      --------
                                                       $196,273      $207,036
                                                       ========      ========

                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)

                                                                Three Months
                                                                    Ended
                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
Net revenues.................................................. $39,908  $53,431
Operating expenses:
  Patient care costs..........................................  27,884   38,554
  General and administrative..................................   5,190    6,239
  Provision for bad debts.....................................     837    1,524
  Depreciation and amortization...............................   2,356    2,759
                                                               -------  -------
    Total operating expenses..................................  36,267   49,076
                                                               -------  -------
Income from operations........................................   3,641    4,355
Nonoperating income (expense):
  Interest expense............................................  (2,959)  (3,512)
  Interest income.............................................     534      207
  Equity in earnings of affiliates............................     127       92
  Minority interests in earnings..............................    (300)    (125)
                                                               -------  -------
                                                                (2,598)  (3,338)
                                                               -------  -------
Income before income taxes....................................   1,043    1,017
Income tax expense............................................     553      539
                                                               -------  -------
Net income.................................................... $   490  $   478
                                                               =======  =======



                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands except share and per share data)

                                                          Three Months Ended
                                                             December 31,
                                                          --------------------
                                                            1998       1999
                                                          ---------  ---------
Operating activities
Net income............................................... $     490  $     478
Adjustments to reconcile net income to net cash used in
 operating activities:
  Provision for bad debts................................       837      1,524
  Depreciation and amortization..........................     2,356      2,759
  Equity in earnings of affiliates.......................      (127)       (92)
  Minority interests in earnings.........................       300        125
  Changes in operating assets and liabilities (net of
   effect of acquisitions):
    Patient accounts and other receivable................    (1,213)    (5,133)
    Other assets.........................................      (719)      (974)
    Accounts payable, accruals, and other liabilities....    (4,601)    (2,610)
                                                          ---------  ---------
      Net cash used in operating activities..............    (2,677)    (3,923)
Investing activities
Capital expenditures.....................................    (1,589)    (2,081)
Acquisition of businesses, net of cash acquired..........      (323)    (7,268)
Decrease in amounts due from affiliates..................     1,871         61
                                                          ---------  ---------
Net cash used in investing activities....................       (41)    (9,288)
Financing activities
Proceeds from long-term debt.............................    20,550     30,012
Payments on long-term debt...............................   (20,699)   (17,783)
Payments on capital lease obligations....................      (186)      (326)
Deferred financing costs.................................        42       (176)
Repurchase of common stock...............................       --        (850)
                                                          ---------  ---------
Net cash provided by (used in) financing activities......      (293)    10,877
Decrease in cash and cash equivalents....................    (3,011)    (2,334)
Cash and cash equivalents, beginning of period...........    12,525      3,381
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $   9,514  $   1,047
                                                          =========  =========

                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands except for share and per share data)

1. Interim Consolidated Financial Statements

  The financial information at December 31, 1999 and for the three months ended December 31, 1998 and 1999 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and the results of operations and cash flows for those periods. Results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

  The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 29, 1999.

2. New Accounting Standards

  Effective October 1, 1999, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The provisions of SOP 98-1 establish guidance on accounting for the costs incurred related to internal use software. The provisions of SOP 98-1 specifically address the accounting for the costs related to designing, developing, obtaining and modifying and/or implementing internal use software. SOP 98-1 requires that companies capitalize qualifying costs incurred during the application development stage. All other costs incurred in connection with an internal use software project are to be expensed as incurred. Application of the provisions of SOP 98-1 is required for fiscal year 2000. The adoption of SOP 98-1 did not have a material impact on its results of operations.

3. Reclassifications

  Certain reclassifications have been made to the prior period's financial statements to conform to the 1999 presentation.

4. Business Combinations

  In November 1999, the Company acquired a 100.0% interest in Western New York Artificial Kidney Center, Inc., which owns three outpatient dialysis facilities in the Buffalo, New York area. The purchase price, including costs of the transaction, was approximately $5,800. Goodwill recognized in the acquisition was approximately $5,700.

  In December 1999, the Company acquired a 100.0% interest in St. Clare Dialysis Center located in Dover, New Jersey. The purchase price, including costs of the transaction, was approximately $1,500. Goodwill recognized in the acquisition was approximately $1,200.

  These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. The consolidated financial statements include the operating results of each business from the date of acquisition.

5. Reportable Segments

  The Company has two reportable segments: Dialysis Services and Contract Services. The Company's Dialysis Services segment consists of 67 outpatient dialysis treatment centers which primarily provide outpatient chronic dialysis treatments and 30 hospital based treatment centers that provide acute dialysis treatments. The Company's Contract Services segment provides perfusion, aphersis, and autotransfusion treatments in 81 hospitals.

  The Company evaluates performance and allocates resources based upon profit or loss before income taxes and extraordinary items. The Company's reportable segments are independent operating divisions that are managed separately. All intercompany costs are eliminated.

                                                               Contract
                                                      Dialysis Services  Total
                                                      -------- -------- -------
As of and for the three months ended December 31,
 1999:
Revenues............................................  $48,055   $5,376  $53,431
Interest expense....................................       59      152      211
Depreciation and amortization.......................    2,073      220    2,293
Equity in earnings of unconsolidated subsidiaries...       92      --        92
Segment profit (loss)...............................    5,267      (73)   5,194
Segment assets......................................  117,784   17,731  135,515
Investments in and advances to affiliated entities..    6,180    1,226    7,406
Expenditures for long-lived assets..................    1,909       20    1,929

As of and for the three months ended December 31,
 1998:
Revenues............................................   35,029    4,879   39,908
Interest expense....................................      --       200      200
Depreciation and amortization.......................    1,576      182    1,758
Equity in earnings of unconsolidated subsidiaries...      127      --       127
Segment profit......................................    3,810      276    4,086
Segment assets......................................   94,710   17,465  112,175
Investments in and advances to affiliated entities..    5,689    1,490    7,179
Expenditures for long-lived assets..................      692      138      830

  A reconciliation of the reportable segments to consolidated income (loss) before income taxes and cumulative effect of change in accounting and consolidated assets are as follows:

                                                               1998      1999
                                                             --------  --------
Profit (loss):
Total profit (loss) for reportable segments................. $  4,086  $  5,194
Unallocated amounts:
Elimination of corporate administrative expense.............    3,539     3,964
Interest expense............................................   (2,759)   (3,301)
Depreciation and amortization...............................     (598)     (466)
Interest income.............................................      534       188
Corporate expenses..........................................   (3,759)   (4,562)
                                                             --------  --------
    Income before income taxes..............................    1,043     1,017
                                                             ========  ========
Assets:
Total assets for reportable segments........................  112,175   135,515
Elimination of intercompany accounts........................   45,598    37,984
Unallocated assets..........................................   38,500    33,537
                                                             --------  --------
    Consolidated assets.....................................  196,273   207,036
                                                             ========  ========

  Other significant items as disclosed within the reportable segments are reconciled to the consolidated totals as follows:

                                               Segment
                                               Totals  Adjustments Consolidated
                                               ------- ----------- ------------
Other Significant Items:
For the three months ended December 31, 1999
  Interest expense............................ $  211    $3,301      $ 3,512
  Depreciation and amortization...............  2,293       466        2,759
  Interest income.............................     19       188          207
  Investments in and advances to affiliated
   entities...................................  7,406     1,352        8,758
  Expenditures for long-lived assets..........  1,929       152        2,081
For the three months ended December 31, 1998
  Interest expense............................    200     2,759        2,959
  Depreciation and amortization...............  1,758       598        2,356
  Interest income.............................    --        534          534
  Investments in and advance to affiliated
   entities...................................  7,179     9,308       16,487
  Expenditures for long-lived assets..........    830       759        1,589

6. Other Financial Information

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

  The following table sets forth the financial data at December 31, 1999 and for the three months then ended:

                                                     Non-
                           Parent    Guarantor    Guarantor
                          Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          --------  ------------ ------------ ------------ ------------
Balance Sheet Data:
 Assets:
  Cash and cash
   equivalents..........  $ (3,253)   $  1,703     $ 2,597      $    --      $  1,047
  Patient accounts and
   other receivable.....    12,207      31,129       7,119          (409)      50,046
  Other current assets..     5,793       9,706       1,762           --        17,261
  Property and
   equipment, net.......     5,625      25,339       2,656           --        33,620
  Goodwill, net.........    12,457      52,112      14,595           --        79,164
  Investment in and
   advances to
   affiliated
   companies............   101,495     (17,298)      2,378       (77,817)       8,758
  Other assets..........    15,282       1,826          32           --        17,140
                          --------    --------     -------      --------     --------
  Total assets..........  $149,606    $104,517     $31,139      $(78,226)    $207,036
                          ========    ========     =======      ========     ========
 Liabilities and
  Stockholders' Equity:
  Current liabilities...  $  7,147    $ 12,033     $10,189      $   (409)    $ 28,960
  Long-term
   liabilities..........   126,750       1,676       8,737           --       137,163
  Stockholders' equity..    15,709      90,808      12,213       (77,817)      40,913
                          --------    --------     -------      --------     --------
  Total liabilities and
   stockholders'
   equity...............  $149,606    $104,517     $31,139      $(78,226)    $207,036
                          ========    ========     =======      ========     ========
Statement of Operations
 Data:
 Net revenues...........  $           $ 43,866     $ 9,565      $    --      $ 53,431
 Patient care costs.....       --       31,182       7,372           --        38,554
 General and
  administrative........       597       5,063         579           --         6,239
 Provision for bad
  debts.................       --        1,257         267           --         1,524
 Depreciation and
  amortization..........       466       1,931         362           --         2,759
                          --------    --------     -------      --------     --------
 Income (loss) from
  operations............    (1,063)      4,433         985           --         4,355
 Interest income
  (expense), net .......    (3,113)         18        (210)          --        (3,305)
 Equity in earnings of
  affiliate.............       --           92         --            --            92
 Minority interests in
  earnings..............       (48)        (78)          1           --          (125)
                          --------    --------     -------      --------     --------
 Income (loss) before
  income taxes .........    (4,224)      4,465         776           --         1,017
 Income tax (benefit)
  expense...............    (2,192)      2,461         270           --           539
                          --------    --------     -------      --------     --------
 Net income (loss)......  $ (2,032)   $  2,004     $   506      $    --      $    478
                          ========    ========     =======      ========     ========
Statement of Cash Flows
 Data:
 Operating activities:
 Net income (loss)......  $ (2,032)   $  2,004     $   506      $    --      $    478
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities:
  Provision for bad
   debts................       --        1,257         267           --         1,524
  Depreciation and
   amortization.........       466       1,931         362           --         2,759
  Equity in earnings of
   subsidiaries.........       --          (92)        --            --           (92)
  Minority interest in
   earnings.............        48          78          (1)          --           125
  Net change in
   operating assets and
   liabilities (net of
   effect of
   acquisitions)........   (39,351)     25,441       5,193           --        (8,717)
                          --------    --------     -------      --------     --------
  Net cash provided by
   (used in) operating
   activities...........   (40,869)     30,619       6,327           --        (3,923)
 Investing Activities:
  Capital expenditures..      (493)     (1,139)       (449)          --        (2,081)
  Acquisition of
   businesses, net of
   cash acquired........       --       (7,268)        --            --        (7,268)
  Increase (decrease) in
   amounts due from
   affiliates...........    25,642     (19,692)     (5,889)          --            61
                          --------    --------     -------      --------     --------
  Net cash provided by
   (used in) investing
   activities...........    25,149     (28,099)     (6,338)          --        (9,288)
 Financing Activities:
  Proceeds from long-
   term debt............    30,012         --          --            --        30,012
  Payments on long-term
   debt.................   (17,490)       (293)        --            --       (17,783)
  Other.................       --       (1,352)        --            --        (1,352)
                          --------    --------     -------      --------     --------
  Net cash provided by
   (used in) financing
   activities...........    12,522      (1,645)        --            --        10,877
 Increase (decrease) in
  cash and cash
  equivalents...........    (3,198)        875         (11)          --        (2,334)
 Cash and cash
  equivalents (deficit)
  at beginning of
  period................       (55)        828       2,608           --         3,381
                          --------    --------     -------      --------     --------
 Cash and cash
  equivalents (deficit)
  at end of period......  $ (3,253)   $  1,703     $ 2,597      $    --      $  1,047
                          ========    ========     =======      ========     ========

  The following table sets forth the financial data for the three months ended December 31, 1998:

                           Parent    Guarantor    Non-Guarantor
                          Company   Subsidiaries  Subsidiaries   Eliminations Consolidated
                          --------  ------------  -------------  ------------ ------------
Statement of Operations
 Data:
 Net revenues...........  $    --       $ 31,834         $8,074         $ --      $ 39,908
 Patient care costs.....       --         22,004          5,880           --        27,884
 General and
  administrative........     3,924           682            584           --         5,190
 Provision for bad
  debts.................       --            746             91           --           837
 Depreciation and
  amortization..........       458         1,575            323           --         2,356
                          --------      --------         ------         -----     --------
 Income (loss) from
  operations............    (4,382)        6,827          1,196           --         3,641
 Interest expense, net..    (2,100)          (28)          (297)          --        (2,425)
 Equity in earnings of
  affiliate.............       --            127            --            --           127
 Minority interests in
  earnings..............       --           (277)           (23)          --          (300)
                          --------      --------         ------         -----     --------
 Income (loss) before
  income taxes..........    (6,482)        6,649            876           --         1,043
 Income tax expense.....       --            453            100                        553
                          --------      --------         ------         -----     --------
 Net income (loss)......  $ (6,482)     $  6,196         $  776         $ --      $    490
                          ========      ========         ======         =====     ========
Statement of Cash Flows
 Data:
 Operating activities:
 Net income (loss)......  $ (6,482)     $  6,196         $  776         $ --      $    490
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities:
  Provision for bad
   debts................       --            746             91           --           837
  Depreciation and
   amortization.........       458         1,575            323           --         2,356
  Equity in earnings of
   subsidiaries.........       --           (127)           --            --          (127)
  Minority interest in
   earnings.............       --            277             23           --           300
  Net change in
   operating assets and
   liabilities (net of
   effect of
   acquisitions)........      (845)      (11,121)         5,433           --        (6,533)
                          --------      --------         ------         -----     --------
  Net cash provided by
   (used in) operating
   activities...........    (6,869)       (2,454)         6,646           --        (2,677)
 Investing Activities:
 Capital expenditures...      (275)         (827)          (487)          --        (1,589)
 Acquisition of
  businesses, net of
  cash acquired.........       --            --            (323)          --          (323)
 Increase (decrease) in
  amounts due from
  affiliates............    (8,562)       10,769           (336)          --         1,871
                          --------      --------         ------         -----     --------
 Net cash provided by
  (used in) investing
  activities............    (8,837)        9,942         (1,146)          --           (41)
 Financing Activities:
 Proceeds from long-term
  debt..................    20,550           --             --            --        20,550
 Payments on long-term
  debt..................   (20,550)         (335)           --            --       (20,885)
 Other..................       --             42            --            --            42
                          --------      --------         ------         -----     --------
 Net cash used in
  financing activities..       --           (293)           --            --          (293)
Increase (decrease) in
 cash and cash
 equivalents............   (15,706)        7,195          5,500           --        (3,011)
Cash and cash
 equivalents at
 beginning of period....       816        10,385          1,324           --        12,525
                          --------      --------         ------         -----     --------
Cash and cash
 equivalents (deficit)
 at end of period.......  $(14,890)     $ 17,580         $6,824         $ --      $  9,514
                          ========      ========         ======         =====     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report and in the Company's Report on Form 10-K for the fiscal year ended September 30, 1999.

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

Overview

  Everest Healthcare Services Corporation is a leading provider of dialysis and other blood treatment services. Founded in 1968 and principally owned by nephrologists, the Company has a long-standing focus on developing strong relationships with physicians to provide high-quality patient care. Everest is the nation's sixth-largest provider of chronic dialysis outpatient services and serves over 6,500 patients through 67 facilities in 12 states. In addition to its outpatient dialysis center operations, the Company provides acute dialysis services through contractual relationships with 30 hospitals in four states. Everest also contracts with 81 hospitals in 12 states to provide a broad range of other extracorporeal (outside-the-body) blood treatment services, including perfusion, apheresis and auto-transfusion ("Contract Services"). Pursuant to management contracts, Everest provides management services to (i) a physician practice group comprised of 30 nephrologists, primarily in the Chicago and northwest Indiana areas, and (ii) certain minority-owned or unaffiliated dialysis facilities. The Company derived 88.7% of its net revenues for the three months ended December 31, 1999 from chronic and acute dialysis services, 10.1% from Contract Services and 1.2% from management services.

Sources of Revenues

  The Company's net revenues from chronic dialysis services are derived from:
(i) in-center dialysis and home dialysis services including drugs and supplies; and (ii) acute dialysis services performed in hospitals. The majority of the Company's in-center and home dialysis services are paid for under the Medicare End-Stage Renal Disease ("ESRD") program in accordance with rates established by the Health Care Financing Administration ("HCFA"). Additional payments are provided by other third party payors (particularly by employer group health plans during the first thirty months of treatment), generally at rates higher than those reimbursed by Medicare. Everest is currently seeking to expand the portion of its revenues attributable to non-government payors by entering into contracts with managed care companies and other private payors. Because dialysis is an ongoing, life-sustaining therapy used to treat a chronic condition, utilization of the Company's chronic dialysis services is generally predictable and not subject to seasonal or economic fluctuations. ESRD patients may receive up to 156 dialysis treatments per year; however, due to hospitalization and no shows the Company's average number of treatments per patient per year is 140. Unless the patient moves to another dialysis facility, receives a kidney transplant or dies, the revenues generated per patient per year can be estimated with reasonable accuracy.

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

  During the three months ended December 31, 1999, the Company acquired equity in two entities in which it previously had no equity interest. In November 1999, the Company acquired a 100.0% interest in Western New York Artificial Kidney Center, Inc., which owns three outpatient dialysis facilities in the Buffalo, New York area. In December 1999, the Company acquired a 100.0% interest in St. Clare Dialysis Center located in Dover, New Jersey. These acquisitions represent 57 stations and approximately 300 patients in the aggregate.

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

  Net Revenues. Net revenues increased $13.5 million or 33.8% to $53.4 million for the three months ended December 31, 1999 from $39.9 million for the three months ended December 31, 1998. This increase resulted primarily from a 26.4% increase in the number of treatments to 199,000 for the three months ended December 31, 1999 from 157,400 for the three months ended December 31, 1998. This growth in treatments is the result of acquisitions and development of various dialysis facilities and a 6.5% increase in same store treatments for the three months ended December 31, 1999 over the three months ended December 31, 1998. The average net revenue per treatment increased from $220 for the three months ended December 31, 1998 to $239 for the three months ended December 31, 1999. The net revenue per treatment increased by approximately $19 as a result of increased contractual adjustments recognized in the first quarter of fiscal 1999 thereby reducing net revenue per treatment for that quarter and as a result of an increase in the dosing levels of epogen administered to patients during dialysis treatments to achieve industry and Company goals of hematocrit levels.

  Patient Care Costs. Patient care costs consist of those directly related to the care of patients, including direct and indirect labor, drugs and other medical supplies and operational costs of the facilities and other indirect costs such as bio-med and staff education. Patient care costs increased $10.7 million or 38.3% to $38.6 million for the three months ended December 31, 1999 from $27.9 million for the three months ended December 31, 1998. This change resulted primarily from growth in the number of treatments performed during the period that caused a corresponding increase in the use of labor, drugs and supplies. In addition, the supply costs increased approximately $15 per treatment, most of which is attributable to an increase in the dosing levels of epogen administered to patients during dialysis treatments to achieve industry and Company goals of hematocrit levels.

  General and Administrative Expenses. General and administrative expenses include corporate office costs and other administrative costs including accounting, billing, facility costs, treasury and information systems, excluding depreciation and amortization amounts which are separately presented. General and administrative expenses increased $1.0 million or 19.2% to $6.2 million for the three months ended December 31, 1999 from $5.2 million for the three months ended December 31, 1998. This increase was principally attributed to $1.4 million of accruals related to discretionary compensation that the Company had reversed in the first quarter of fiscal 1999.

  Provision for Bad Debts. The Company provides for bad debts in the same period that revenue is recognized based on management's estimate of the collectibility of the accounts receivable considering several factors such as payor mix and billing practices. Provision for bad debts increased $687,000 or 82.1% to $1.5 million for the three months ended December 31, 1999 from $837,000 for the three months ended December 31, 1998.

  Depreciation and amortization. Depreciation and amortization increased approximately $400,000 or 16.7% to $2.8 million for the three months ended December 31, 1999 from $2.4 million for the three months ended December 31, 1998. This change was due to increased depreciation expense as a result of fixed asset purchases and de novo developments.

  Income from Operations. Income from operations increased approximately $700,000 or 18.9% to $4.4 million for the three months ended December 31, 1999 from $3.7 million for the three months ended December 31, 1998. Income from operations as a percentage of net revenues decreased to 8.2% for the three months ended December 31, 1999 as compared to 9.1% for the three months ended December 31, 1998.

  Interest Expense, Net. Interest expense, net of interest income, increased approximately $900,000 or 37.5% to $3.3 million for the three months ended December 31, 1999 from $2.4 million for the three months ended December 31, 1998. The increase in interest expense, net of interest income, was attributable to the interest associated with the amortization of deferred financing costs as well as interest incurred on borrowings under the Credit Facility.

  Equity in Earnings of Affiliates. Equity in earnings of affiliates represents the Company's portion of earnings in unconsolidated joint ventures. The Company recognized approximately $92,000 from unconsolidated joint ventures for the three months ended December 31, 1999 as compared to $127,000 for the three months ended December 31, 1998. This change in the equity in earnings was due to the Company's strategy of rolling-up the more profitable unconsolidated joint ventures.

  Minority Interests in Earnings. Minority interests in earnings represents the proportionate equity interests of other partners in the Company's consolidated entities that are not wholly owned. The minority interests in earnings decreased approximately $175,000 to $125,000 for the three months ended December 31, 1999 as compared to $300,000 for the three months ended December 31, 1998. This is due to a decrease in the earnings of entities in which there are minority interests.

  Income Tax Expense. Income tax expense decreased to $539,000 for the three months ended December 31, 1999 from $553,000 for the three months ended December 31, 1998 as a result of the factors described above. The Company's effective tax rate remained relatively constant at 53%.

Year 2000 Compliance by the Company and Others

  Year 2000 compliance concerns the ability of certain computerized information systems to properly recognize date-sensitive information, such as invoices for the Company's services, for a year that begins with "20" instead of "19." Systems that do not recognize such information could generate erroneous data or cause systems to fail. The Company is at risk both for its own Year 2000 compliance and for the Year 2000 compliance of those with whom it does business, particularly third party payors.

  The Company has addressed Year 2000 compliance concerns. This included its formation of a Year 2000 Task Force to study and address Year 2000 issues, the hiring of consultants to assist the Year 2000 Task Force in its review of Company systems, the establishment and implementation of a Year 2000 compliance plan, the establishment of a Year 2000 contingency plan, the upgrading of the Company's major information technology systems into Year 2000 Compliance, and a full review of the Company's non-information technology systems (i.e., embedded technology such as micro-controllers). For a more detailed description of the Company's Year 2000 compliance efforts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance by the Company and Others" in the Company's Form 10-K filed December 29, 1999.

  The Company believes that all of its critical systems and processes are now Year 2000 compliant. As of February 7, 2000, no significant problems were encountered in any of the Company's mission critical systems. The Company also is not aware of any significant problems being experienced by its customers, vendors or third party payors that would have a negative impact on the Company's operations.

  The total amounts the Company has expended on Year 2000 issues are as follows:

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
                                                                     ----------
          Total..................................................... $1,400,000
                                                                     ==========

Approximately 95% of the Year 2000 budget was spent through the first quarter of fiscal 2000. The Company has funded Year 2000 expenditures through its working capital.

  While the Company believes that it has successfully completed its Year 2000 project, there can be no assurance that it will not incur unexpected difficulties in Year 2000 compliance or that one or more of its customers, vendors or third party payors will not experience unexpected difficulties that affect their ability to be Year 2000 compliant. There can be no assurance that any such unexpected difficulties would not have a material adverse effect on the Company's business, results of operations and financial condition.

Liquidity and Capital Resources

  The Company requires capital primarily for the acquisition and development of dialysis centers and Contract Services businesses, the purchase of property and equipment for existing centers and to finance working capital requirements. At December 31, 1999, the Company's working capital was $39.4 million.

  The Company's net cash used in operations was $3.9 million for the three months ended December 31, 1999. Cash used in operating activities consists of net income increased by non-cash expenses such as depreciation, amortization and the provision for bad debts and adjusted by the changes in components of working capital, primarily receivables, payables and accrued expenses. The utilization of cash in operations was mainly due to increased patient accounts receivable balances as a result of increased treatment volume and revenue per treatment. The Company's net cash used in investing activities was $9.3 million for the three months ended December 31, 1999. The Company's principal sources and uses of cash consist of investing activities related to purchases of new equipment and leasehold improvements for existing dialysis centers and the acquisition of dialysis centers. Net cash provided by financing activities was approximately $10.9 million for the three months ended December 31, 1999. The primary sources and uses of cash from financing activities were net borrowings under the Credit Facility.

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

Impact of Inflation

  A substantial portion of the Company's net revenues is subject to reimbursement rates that are regulated by the federal government and do not automatically adjust for inflation. The Company is unable to increase the amount it receives for the services provided by its dialysis businesses that are reimbursed under the Medicare composite rate. Increased operating costs due to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates, may adversely affect the Company's earnings in the future. However, part of the Company's growth strategy is to acquire additional Contract Services businesses which are not directly dependent on reimbursement from government agencies. In addition, the Company believes that the effect of inflation is further mitigated by a recent change in current governmental health care laws that extends the coordination of benefits period for ESRD patients who are covered by an employer group health plan from 18 to 21 months to 30 to 33 months before Medicare becomes the primary payor. In addition, the Balanced Budget Refinement Act of 1999 updated the composite rate for payment by 1.2% for renal dialysis services furnished in 2000 and an additional 1.2% for such services furnished in 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. The Company does not believe that its market risk financial instruments on December 31, 1999 would have a material effect on future operations or cash flow.

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

ITEM 3. NOT APPLICABLE

ITEM 4. NOT APPLICABLE

ITEM 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibit No. Exhibit
 ---  ----------- -------

      27          Financial Data Schedule.
 (b)              No reports on Form 8-K were filed during the quarter for
                  which this form 10-Q is filed.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of February 2000.

                                          Everest Healthcare Services
                                           Corporation

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of February, 2000.

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

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of February, 2000.

                                          Acute Extracorporeal Services,
                                           L.L.C.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                   Chief Executive Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of February, 2000.

                                          Everest Healthcare Texas, L.P.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                   Chief Executive Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of February, 2000.

                                          Northern New Jersey Dialysis, L.L.C.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                   Chief Executive Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

 Exhibit No. Exhibit
 ----------- -------
 27          Financial Data Schedule.