Form 10-Q
period 2000-03-31
EVEREST HEALTHCARE SERVICES CORP; MERCY DIALYSIS CENTER INC; CON MED SUPPLY CO INC; CONTINENTAL HEALTH CARE LTD; DUPAGE DIALYSIS LTD; EVEREST MANAGEMENT INC; HOME DIALYSIS OF AMERICA INC; NEW YORK DIALYSIS MANAGEMENT INC; NORTH BUCKNER DIALYSIS CENTER INC; EVEREST HEALTHCARE INDIANA INC
filed 2000-05-05
CIK 1058560, 825923, 1064286, 1064287, 1064290, 1064291, 1064293, 1064296, 1064297, 1064300

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

                 For the Quarterly Period Ended March 31, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of May 5, 2000 the number of shares outstanding of the Common Stock of Everest Healthcare Services Corporation, par value $.001 per share, was 12,854,836.

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
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                  101 North Scoville, Oak Park, Illinois 60302
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (708) 386-1000

                         PART I--FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
Item 1. Consolidated Financial Statements
  Consolidated Balance Sheets
     September 30, 1999 and March 31, 2000 (unaudited)................     2
  Consolidated Statements of Operations--(unaudited)
     For the three months and six months ended March 31, 1999 and
     2000.............................................................     3
  Consolidated Statements of Cash Flows--(unaudited)
     For the three months and six months ended March 31, 1999 and
     2000.............................................................     4
  Notes to Consolidated Financial Statements--(unaudited).............     5
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................     9
Item 3. Quantitative and Qualitative Disclosures About Market Risk....    14

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.............................................    15
Item 2. Changes in Securities and Use of Proceeds.....................    15
Item 3. Defaults Upon Senior Securities...............................    15
Item 4. Submission of Matters to a Vote of Security Holders...........    15
Item 5. Other Information.............................................    15
Item 6. Exhibits and Reports on Form 8-K..............................    15

--------------------------------------------------------------------------------
                         PART I--FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                    EVEREST HEALTHCARE SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (In thousands except share and per share data)

                                                       September 30,  March 31,
                                                           1999         2000
                                                       ------------- -----------
                                                                     (unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents..........................    $  3,381     $  7,582
  Patient accounts receivable, less allowance of
   $11,119 and $9,581................................      47,411       52,202
  Refundable income taxes............................       3,008        3,703
  Other receivables..................................       3,006        2,378
  Medical supplies inventories.......................       3,542        4,038
  Deferred income taxes..............................       5,150        5,150
  Prepaid expenses and other.........................         311          758
                                                         --------     --------
    Total current assets.............................      65,809       75,811
Property and equipment, net..........................      31,665       35,478
Goodwill, net........................................      73,448       78,448
Deferred financing costs, net........................       6,563        6,285
Other intangible assets, net.........................       2,671        3,143
Investments in and advances to affiliated companies..       8,902        7,496
Deferred income taxes................................       5,998        5,998
Other assets.........................................       1,217          953
                                                         --------     --------
                                                         $196,273     $213,612
                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable...................................    $ 12,824     $ 19,282
  Accrued liabilities................................      17,206       18,837
  Current portion of long-term debt..................         801        1,537
  Current portion of capital lease obligations.......         367          178
                                                         --------     --------
    Total current liabilities........................      31,198       39,834
Long-term debt, less current portion ................     121,653      129,971
Capital lease obligations, less current portion......         402          245
Minority interests...................................       1,735        2,030
Stockholders' equity:
  Common stock, $.001 par value, 20,000,000 shares
   authorized; 12,854,836 shares issued and
   outstanding.......................................          13           13
  Additional paid-in capital.........................      55,171       54,642
  Accumulated deficit................................     (13,899)     (13,123)
                                                         --------     --------
    Total stockholders' equity.......................      41,285       41,532
                                                         --------     --------
                                                         $196,273     $213,612
                                                         ========     ========

                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                            Three Months
                                               Ended          Six Months Ended
                                             March 31,           March 31,
                                          -----------------   -----------------
                                           1999      2000      1999      2000
                                          -------  --------   -------  --------
Net revenues............................. $43,715  $ 56,882   $83,624  $110,313
Operating expenses:
  Patient care costs.....................  30,569    41,059    58,453    79,613
  General and administrative.............   6,238     6,432    11,427    12,672
  Provision for bad debts................   1,286     1,741     2,124     3,265
  Depreciation and amortization..........   2,586     3,055     4,942     5,813
                                          -------  --------   -------  --------
    Total operating expenses.............  40,679    52,287    76,946   101,363
                                          -------  --------   -------  --------
Income from operations...................   3,036     4,595     6,678     8,950
Nonoperating income (expense):
  Interest expense.......................  (2,848)   (3,763)   (5,807)   (7,276)
  Interest income........................     342       224       876       431
  Equity in earnings of affiliates.......     538        66       664       159
  Minority interests in earnings.........    (224)     (223)     (523)     (348)
                                          -------  --------   -------  --------
                                           (2,192)   (3,696)   (4,790)   (7,034)
                                          -------  --------   -------  --------
Income before income taxes...............     844       899     1,888     1,916
Income tax expense.......................     674       601     1,227     1,140
                                          -------  --------   -------  --------
Net income............................... $   170  $    298   $   661  $    776
                                          =======  ========   =======  ========



                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Six Months Ended
                                                               March 31,
                                                           ------------------
                                                             1999      2000
                                                           --------  --------
Operating activities
Net income................................................ $    661  $    776
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for bad debts.................................    2,124     3,265
  Depreciation and amortization...........................    4,942     5,813
  Equity in earnings of affiliates........................     (664)     (159)
  Minority interests in earnings..........................      523       348
  Changes in operating assets and liabilities (net of
   effect of acquisitions):
    Patient accounts and other receivable.................   (6,699)   (8,122)
    Other assets..........................................      422      (795)
    Accounts payable, accruals, and other liabilities.....    1,687     8,543
                                                           --------  --------
      Net cash provided by operating activities...........    2,996     9,669
Investing activities
Capital expenditures......................................   (3,522)   (5,260)
Acquisition of businesses, net of cash acquired...........   (9,032)   (7,537)
Decrease in amounts due from affiliates...................    2,825     1,315
                                                           --------  --------
Net cash used in investing activities.....................   (9,729)  (11,482)
Financing activities
Proceeds from long-term debt..............................   23,400    45,812
Payments on long-term debt................................  (23,685)  (39,200)
Payments on capital lease obligations.....................     (291)     (346)
Deferred financing costs..................................     (435)      277
Issuance of common stock..................................      --        321
Repurchase of common stock................................      --       (850)
                                                           --------  --------
Net cash provided by (used in) financing activities.......   (1,011)    6,014
Increase (decrease) in cash and cash equivalents..........   (7,744)    4,201
Cash and cash equivalents, beginning of period............   12,526     3,381
                                                           --------  --------
Cash and cash equivalents, end of period.................. $  4,782  $  7,582
                                                           ========  ========

                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

1. Interim Consolidated Financial Statements

  The financial information at March 31, 2000 and for the three months and six months ended March 31, 1999 and 2000 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and the results of operations and cash flows for those periods. Results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.

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

2. New Accounting Standards

  Effective October 1, 1999, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The provisions of SOP 98-1 establish guidance on accounting for the costs incurred related to internal use software. The provisions of SOP 98-1 specifically address the accounting for the costs related to designing, developing, obtaining and modifying and/or implementing internal use software. SOP 98-1 requires that companies capitalize qualifying costs incurred during the application development stage. All other costs incurred in connection with an internal use software project are to be expensed as incurred. Application of the provisions of SOP 98-1 is required for fiscal year 2000. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations.

3. Reclassifications

  Certain reclassifications have been made to the prior period's financial statements to conform to the 2000 presentation.

4. Reportable Segments

  The Company has two reportable segments: Dialysis Services and Contract Services. The Company's Dialysis Services segment consists of 70 outpatient dialysis treatment centers which primarily provide outpatient chronic dialysis treatments and 30 contracts with hospitals providing acute dialysis services. The Company's Contract Services segment provides perfusion, aphersis, and autotransfusion procedures in 81 hospitals.

  The Company evaluates performance and allocates resources based upon profit or loss before income taxes and extraordinary items. The Company's reportable segments are independent operating divisions that are managed separately. All intercompany costs are eliminated.

                                                              Contract
                                                     Dialysis Services  Total
                                                     -------- -------- --------
For the six months ended March 31, 2000:
Revenues............................................ $ 99,092 $11,221  $110,313
Segment profit......................................    9,961      93    10,054

For the six months ended March 31, 1999:
Revenues............................................   73,436  10,188    83,624
Segment profit......................................    9,943     550    10,493

  A reconciliation of the reportable segments to consolidated income before income taxes is as follows:

                                                               1999      2000
                                                              -------  --------
Profit:
Total profit for reportable segments......................... $10,493  $ 10,054
Unallocated amounts:
Elimination of corporate administrative expense..............   7,672     7,927
Interest expense.............................................  (5,138)   (6,639)
Depreciation and amortization................................    (992)     (888)
Interest income..............................................     822       398
Corporate expenses........................................... (10,969)   (8,936)
                                                              -------  --------
    Income before income taxes............................... $ 1,888  $  1,916
                                                              =======  ========

5. Other Financial Information

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

  The following table sets forth the financial data at March 31, 2000 and for the six months then ended:

                                                    Non-
                          Parent    Guarantor    Guarantor
                         Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         --------  ------------ ------------ ------------ ------------
Balance Sheet Data:
 Assets:
   Cash and cash
    equivalents......... $  3,827    $    958     $ 2,797      $    --      $  7,582
   Patient accounts and
    other receivable ...    6,735      43,870       7,678           --        58,283
   Other current
    assets..............    4,601       3,939       1,406           --         9,946
   Property and
    equipment, net......    4,718      28,092       2,668           --        35,478
   Goodwill, net........   12,319      51,578      14,551           --        78,448
   Investment in and
    advances to
    affiliated
    companies...........   69,554      17,455      (1,762)      (77,751)       7,496
   Other assets.........   12,929       3,205         245           --        16,379
                         --------    --------     -------      --------     --------
   Total assets......... $114,683    $149,097     $27,583      $(77,751)    $213,612
                         ========    ========     =======      ========     ========
 Liabilities and
  Stockholders' Equity:
   Current liabilities.. $  9,395    $ 24,080     $ 6,359      $    --      $ 39,834
   Long-term
    liabilities.........  121,216       2,420       8,610           --       132,246
   Stockholders' equity
    (deficit)...........  (15,928)    122,597      12,614       (77,751)      41,532
                         --------    --------     -------      --------     --------
   Total liabilities and
    stockholders'
    equity.............. $114,683    $149,097     $27,583      $(77,751)    $213,612
                         ========    ========     =======      ========     ========
Statement of Operations
 Data:
 Net revenues........... $    --     $ 90,374     $19,939      $    --      $110,313
 Patient care costs.....      --       64,636      14,977           --        79,613
 General and
  administrative........    8,360       2,744       1,568           --        12,672
 Provision for bad
  debts.................      --        2,970         295           --         3,265
 Depreciation and
  amortization..........      888       4,145         780           --         5,813
                         --------    --------     -------      --------     --------
 Income (loss) from
  operations............   (9,248)     15,879       2,319           --         8,950
 Interest expense, net
  ......................   (6,241)       (180)       (424)          --        (6,845)
 Equity in earnings of
  affiliate.............      --          159         --            --           159
 Minority interests in
  earnings..............      (63)       (250)        (35)          --          (348)
                         --------    --------     -------      --------     --------
 Income (loss) before
  income taxes .........  (15,552)     15,608       1,860           --         1,916
 Income tax (benefit)
  expense...............   (7,942)      8,584         498           --         1,140
                         --------    --------     -------      --------     --------
 Net income (loss)...... $ (7,610)   $  7,024     $ 1,362      $    --      $    776
                         ========    ========     =======      ========     ========
Statement of Cash Flows
 Data:
 Operating activities:
 Net income (loss)...... $ (7,610)   $  7,024     $ 1,362      $    --      $    776
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities:
   Provision for bad
    debts...............      --        2,970         295           --         3,265
   Depreciation and
    amortization........      888       4,145         780           --         5,813
   Equity in earnings of
    subsidiaries........      --         (159)        --            --          (159)
   Minority interest in
    earnings............       63         250          35           --           348
   Net change in
    operating assets and
    liabilities (net of
    effect of
    acquisitions).......    5,568      (6,542)        600           --          (374)
                         --------    --------     -------      --------     --------
   Net cash provided by
    (used in) operating
    activities..........   (1,091)      7,688       3,072           --         9,669
 Investing Activities:
   Capital
    expenditures........   (1,490)     (3,222)       (548)          --        (5,260)
   Acquisition of
    businesses, net of
    cash acquired.......      --       (7,537)        --            --        (7,537)
   Increase (decrease)
    in amounts due from
    affiliates..........     (529)      4,179      (2,335)          --         1,315
                         --------    --------     -------      --------     --------
   Net cash used in
    investing
    activities..........   (2,019)     (6,580)     (2,883)          --       (11,482)
 Financing Activities:
   Proceeds from long-
    term debt...........   45,812         --          --            --        45,812
   Payments on long-term
    debt................  (38,820)       (380)        --            --       (39,200)
   Other................      --         (598)        --            --          (598)
                         --------    --------     -------      --------     --------
   Net cash provided by
    (used in) financing
    activities..........    6,992        (978)        --            --         6,014
 Increase in cash and
  cash equivalents......    3,882         130         189           --         4,201
 Cash and cash
  equivalents (deficit)
  at beginning of
  period................      (55)        828       2,608           --         3,381
                         --------    --------     -------      --------     --------
 Cash and cash
  equivalents at end of
  period................ $  3,827    $    958     $ 2,797      $    --      $  7,582
                         ========    ========     =======      ========     ========

  The following table sets forth the financial data at March 31, 1999 and for the six months then ended:

                           Parent    Guarantor   Non-Guarantor
                          Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                          --------  ------------ ------------- ------------ ------------
Statement of Operations
 Data:
 Net revenues...........  $    --     $67,236       $16,388       $ --        $ 83,624
 Patient care costs.....       --      46,505        11,948         --          58,453
 General and
  administrative........     3,770      6,554         1,103         --          11,427
 Provision for bad
  debts.................       --       1,686           438         --           2,124
 Depreciation and
  amortization..........       992      3,252           698         --           4,942
                          --------    -------       -------       -----       --------
 Income (loss) from
  operations............    (4,762)     9,239         2,201         --           6,678
 Interest expense, net..    (4,316)       (66)         (549)        --          (4,931)
 Equity in earnings of
  affiliate.............       --         664           --          --             664
 Minority interests in
  earnings..............       --        (460)          (63)        --            (523)
                          --------    -------       -------       -----       --------
 Income (loss) before
  income taxes..........    (9,078)     9,377         1,589         --           1,888
 Income tax expense.....       --       1,103           124         --           1,227
                          --------    -------       -------       -----       --------
 Net income (loss)......  $ (9,078)   $ 8,274       $ 1,465       $ --        $    661
                          ========    =======       =======       =====       ========
Statement of Cash Flows
 Data:
 Operating activities:
 Net income (loss)......  $ (9,078)   $ 8,279       $ 1,460       $ --        $    661
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities:
  Provision for bad
   debts................       --       1,686           438         --           2,124
  Depreciation and
   amortization.........       992      3,252           698         --           4,942
  Equity in earnings of
   subsidiaries.........       --        (664)          --          --            (664)
  Minority interest in
   earnings.............       --         586           (63)        --             523
  Net change in
   operating assets and
   liabilities (net of
   effect of
   acquisitions)........     2,046     (4,408)       (2,228)        --          (4,590)
                          --------    -------       -------       -----       --------
  Net cash provided by
   (used in) operating
   activities...........    (6,040)     8,731           305         --           2,996
 Investing Activities:
 Capital expenditures...      (275)    (2,760)         (487)        --          (3,522)
 Acquisition of
  businesses, net of
  cash acquired.........       --      (9,032)          --          --          (9,032)
 Increase (decrease) in
  amounts due from
  affiliates............    (1,086)     4,247          (336)        --           2,825
                          --------    -------       -------       -----       --------
 Net cash used in
  investing activities..    (1,361)    (7,545)         (823)        --          (9,729)
 Financing Activities:
 Proceeds from long-term
  debt..................    23,400        --            --          --          23,400
 Payments on long-term
  debt..................   (23,685)       --            --          --         (23,685)
 Other..................       --        (726)          --          --            (726)
                          --------    -------       -------       -----       --------
 Net cash used in
  financing activities..      (285)      (726)          --          --          (1,011)
 Increase (decrease) in
  cash and cash
  equivalents...........    (7,686)       460          (518)        --          (7,744)
 Cash and cash
  equivalents at
  beginning of period...    10,731        240         1,555         --          12,526
                          --------    -------       -------       -----       --------
 Cash and cash
  equivalents at end of
  period................  $  3,045    $   700       $ 1,037       $ --        $  4,782
                          ========    =======       =======       =====       ========

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

Overview

  Everest Healthcare Services Corporation is a leading provider of dialysis and other blood treatment services. Founded in 1968 and principally owned by nephrologists, the Company has a long-standing focus on developing strong relationships with physicians to provide high-quality patient care. Everest is the nation's sixth-largest provider of chronic dialysis outpatient services and serves over 6,500 patients through 70 facilities in 11 states. In addition to its outpatient dialysis center operations, the Company provides acute dialysis services through contractual relationships with 30 hospitals in four states. Everest also contracts with 81 hospitals in 12 states to provide a broad range of other extracorporeal (outside-the-body) blood treatment services, including perfusion, apheresis and auto-transfusion ("Contract Services"). Pursuant to management contracts, Everest provides management services to (i) a physician practice group comprised of 30 nephrologists, primarily in the Chicago and northwest Indiana areas, and (ii) certain minority-owned or unaffiliated dialysis facilities. The Company derived 88.6% of its net revenues for the six months ended March 31, 2000 from chronic and acute dialysis services, 10.2% from Contract Services and 1.2% from management services.

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

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

  Net Revenues. Net revenues increased $13.2 million or 30.2% to $56.9 million for the three months ended March 31, 2000 from $43.7 million for the three months ended March 31, 1999. This increase resulted primarily from a 26.3% increase in the number of treatments to 205,111 for the three months ended March 31, 2000 from 162,351 for the three months ended March 31, 1999. This growth in treatments is the result of acquisitions and development of various dialysis facilities and a 6.5% increase in same store treatments for the three months ended March 31, 2000 over the three months ended March 31, 1999. The average net revenue per treatment increased from $236 for the three months ended March 31, 1999 to $250 for the three months ended March 31, 2000. The increase in net revenue per treatment was due to a shift in the Company's payor mix and as a result of an increase in the dosing levels of epogen administered to patients during dialysis treatments to achieve industry and Company goals of hematocrit levels.

  Patient Care Costs. Patient care costs consist of those directly related to the care of patients, including direct and indirect labor, drugs and other medical supplies and operational costs of the facilities and other indirect costs such as bio-med and staff education. Patient care costs increased $10.5 million or 34.3% to $41.1 million for the three months ended March 31, 2000 from $30.6 million for the three months ended March 31, 1999. This change resulted primarily from growth in the number of treatments performed during the period that caused a corresponding increase in the use of labor, drugs and supplies. In addition, the supply costs increased approximately $8 per treatment, most of which is attributable to an increase in the dosing levels of epogen administered to patients during dialysis treatments to achieve industry and Company goals of hematocrit levels and normal healthcare inflation.

  General and Administrative Expenses. General and administrative expenses include corporate office costs and other administrative costs including accounting, billing, facility costs, treasury and information systems, excluding depreciation and amortization amounts which are separately presented. General and administrative expenses increased approximately $200,000 or 3.2% to $6.4 million for the three months ended March 31, 2000 from $6.2 million for the three months ended March 31, 1999. General and administrative expenses as a percentage of revenue decreased from 14.2% for the three months ended March 31, 1999 to 11.3% for the three months ended March 31, 2000. This decrease was due to the leveraging of infrastructure costs as well as the increase in net revenues.

  Provision for Bad Debts. The Company provides for bad debts in the same period that revenue is recognized based on management's estimate of the collectibility of the accounts receivable considering several factors such as payor mix and billing practices. Provision for bad debts increased approximately $400,000 or 30.8% to $1.7 million for the three months ended March 31, 2000 from $1.3 million for the three months ended March 31, 1999.

  Depreciation and amortization. Depreciation and amortization increased approximately $500,000 or 19.2% to $3.1 million for the three months ended March 31, 2000 from $2.6 million for the three months ended March 31, 1999. This change was due to increased depreciation expense as a result of fixed asset purchases and de novo developments and the amortization of goodwill and other intangible assets associated with acquisitions.

  Income from Operations. Income from operations increased approximately $1.6 million or 53.3% to $4.6 million for the three months ended March 31, 2000 from $3.0 million for the three months ended March 31, 1999. Income from operations as a percentage of net revenues increased to 8.1% for the three months ended March 31, 2000 as compared to 6.9% for the three months ended March 31, 1999.

  Interest Expense, Net. Interest expense, net of interest income, increased approximately $1.0 million or 40.0% to $3.5 million for the three months ended March 31, 2000 from $2.5 million for the three months ended March 31, 1999. The increase in interest expense, net of interest income, was attributable to the interest associated with the amortization of deferred financing costs as well as interest incurred on borrowings under the Credit Facility.

  Equity in Earnings of Affiliates. Equity in earnings of affiliates represents the Company's portion of earnings in unconsolidated joint ventures. The Company recognized approximately $66,000 from unconsolidated joint ventures for the three months ended March 31, 2000 as compared to $538,000 for the three months ended March 31, 1999. This change in the equity in earnings was due to the Company's strategy of rolling-up the more profitable unconsolidated joint ventures during fiscal 1999 and prior.

  Minority Interests in Earnings. Minority interests in earnings represents the proportionate equity interests of other partners in the Company's consolidated entities that are not wholly owned. The minority interests in earnings remained constant at approximately $223,000 for the three months ended March 31, 2000 and 1999.

  Income Tax Expense. Income tax expense decreased to approximately $601,000 for the three months ended March 31, 2000 from $674,000 for the three months ended March 31, 1999 as a result of the factors described above.

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

  Net Revenues. Net revenues increased $26.7 million or 31.9% to $110.3 million for the six months ended March 31, 2000 from $83.6 million for the six months ended March 31, 1999. This increase resulted primarily from a 26.5% increase in the number of treatments to 401,425 for the six months ended March 31, 2000 from 317,377 for the six months ended March 31, 1999. This growth in treatments is the result of acquisitions and development of various dialysis facilities and a 6.5% increase in same store treatments for the six months ended March 31, 2000 over the six months ended March 31, 1999. The average net revenue per treatment increased from $229 per treatment for the six months ended March 31, 1999 to $245 per treatment for the six months ended March 31, 2000. The increase in net revenue per treatment was due to a shift in the Company's payor mix and as a result of an increase in the dosing levels of epogen administered to patients during dialysis treatments to achieve industry and Company goals of hematocrit levels.

  Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct and indirect labor, drugs and other medical supplies and operational costs of the facilities. Patient care costs increased $21.1 million or 36.1% to $79.6 million for the six months ended March 31, 2000 from $58.5 million for the six months ended March 31, 1999. This increase resulted primarily from an increase in the number of treatments performed during the period that caused a corresponding increase in the use of labor, drugs and supplies. In addition, the supply costs increased approximately $11 per treatment, most of which is attributable to an increase in the dosing levels of epogen administered to patients during dialysis treatments and normal healthcare inflation. Patient care costs as a percentage of net revenues increased from 70% for the six months ended March 31, 1999 to 72.2% for the six months ended March 31, 2000.

  General and Administrative Expenses. General and administrative expenses include corporate office costs and other administrative costs including accounting, billing, quality assurance, facility costs, treasury and information systems. General and administrative expenses increased $1.3 million or 11.4% to $12.7 million for the six months ended March 31, 2000 from $11.4 million for the six months ended March 31, 1999. General and administrative expenses as a percentage of revenue decreased from 13.6% for the six months ended March 31, 1999 to 11.5% for the six months ended March 31, 2000. This decrease was due to the leveraging of infrastructure costs as well as the increase in net revenues.

  Provision for Bad Debts. The Company provides for doubtful accounts in the same period that revenue is recognized based on management's estimate of the collectibility of the accounts receivable based upon several factors such as payor mix and billing practices. Provision for bad debts increased $1.2 or 57.1% to $3.3 million for the six months ended March 31, 2000 from $2.1 million for the six months ended March 31, 1999.

  Depreciation and Amortization. Depreciation and amortization increased approximately $900,000 or 18.4% to $5.8 million for the six months ended March 31, 2000 from $4.9 million for the six months ended March 31, 1999. The increase was due to increased depreciation expense as a result of fixed asset purchases and the development of facilities and the amortization of goodwill and other intangible assets associated with acquisitions.

  Income from Operations. Income from operations improved to $8.9 million for the six months ended March 31, 2000 from $6.7 million for the six months ended March 31, 1999. Income from operations as a percentage of net revenues remained constant at approximately 8.0% for the six months ended March 31, 2000 and 1999.

  Interest Expense, Net. Interest expense, net of interest income, increased $1.9 million or 38.8% to $6.8 million for the six months ended March 31, 2000 from $4.9 million for the six months ended March 31, 1999. The increase in interest expense, net of interest income, was attributable to the interest associated with the amortization of deferred financing costs as well as interest incurred on borrowings under Credit Facility borrowings.

  Equity in Earnings of Subsidiaries. Equity in earnings of subsidiaries represents the Company's portion of earnings in unconsolidated joint ventures. The Company recognized equity in earnings of subsidiaries of approximately $159,000 for the six months ended March 31, 2000 as compared to $664,000 for the six months ended March 31, 1999. This change in the equity in earnings was due to the Company's strategy of rolling-up the more profitable unconsolidated joint ventures in fiscal 1999 and prior.

  Minority Interests in Earnings. Minority interests in earnings represents the proportionate equity interests of other partners in the Company's consolidated entities that are not wholly owned. The minority interests in earnings decreased approximately $175,000 to $348,000 for the six months ended March 31, 2000 as compared to $523,000 for the six months ended March 31, 1999.

  Income Taxes. Income taxes remained relatively constant at approximately $1.1 million for the six months ended March 31, 2000 and $1.2 million for the six months ended March 31, 1999. The Company's effective tax rate was 60% as of March 31, 2000 compared to 65% as of March 31, 1999. The decrease in the effective tax rate was due to the factors described above.

Year 2000 Compliance by the Company and Others

  The Company has addressed Year 2000 compliance concerns. This included its formation of a Year 2000 Task Force to study and address Year 2000 issues, the hiring of consultants to assist the Year 2000 Task Force in its review of Company systems, the establishment and implementation of a Year 2000 compliance plan, the establishment of a Year 2000 contingency plan, the upgrading of the Company's major information technology systems into Year 2000 Compliance, and a full review of the Company's non-information technology systems (i.e., embedded technology such as micro-controllers). The Company incurred approximately $1.4 million related to Year 2000 and does not expect additional expenditures to materially impact the Company's operations. For a more detailed description of the Company's Year 2000 compliance efforts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance by the Company and Others" in the Company's Form 10-K filed December 29, 1999.

Liquidity and Capital Resources

  The Company requires capital primarily for the acquisition and development of dialysis centers, the purchase of property and equipment for existing centers and to finance working capital requirements. At March 31, 2000, the Company's working capital was $36.0 million.

  The Company's net cash provided by operations was $9.7 million for the six months ended March 31, 2000. Cash provided by operating activities consists of net income increased by non-cash expenses such as depreciation, amortization and the provision for bad debts and adjusted by the changes in components of working capital, primarily receivables, payables and accrued expenses. The cash provided by operations was mainly due to increased accounts receivable balances as a result of increased treatment volume and increased revenue per treatment which was offset by increased accounts payable balances due to improved vendor terms. The Company's net cash used in investing activities was $11.5 million for the six months ended March 31, 2000. The Company's principal uses of cash consist of investing activities related to purchases of new equipment and leasehold improvements for new and existing dialysis centers and the acquisition of dialysis centers. Net cash provided by financing activities was approximately $6.0 million for the six months ended March 31, 2000. The primary sources and uses of cash from financing activities were net borrowings under the Credit Facility.

  The Company does not have any current material commitments for capital expenditures.

  A significant component of the Company's growth strategy is the acquisition and development of dialysis centers. The Company believes that the existing cash and funds from operations, together with funds available under the Credit Facility, will be sufficient to meet the Company's acquisition, development, expansion, capital expenditure and working capital needs for at least the next twelve months. In order to finance certain strategic acquisition opportunities, the Company may from time to time incur additional short and long-term bank indebtedness and may issue equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that the Company will be successful in implementing its growth strategy or that adequate sources of capital will be available in the future as needed on terms acceptable to the Company.

Impact of Inflation

  A substantial portion of the Company's net revenues is subject to reimbursement rates that are regulated by the federal government and do not automatically adjust for inflation. The Company is unable to increase the amount it receives for the services provided by its dialysis businesses that are reimbursed under the Medicare composite rate. Increased operating costs due to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates, may adversely affect the Company's earnings in the future. However, part of the Company's growth strategy is to expands its Contract Services business which is not directly dependent on reimbursement from government agencies. In addition, the Company believes that the effect of inflation is further mitigated by the change in governmental health care laws that extended the coordination of benefits period for ESRD patients who are covered by an employer group health plan from 18 to 21 months to 30 to 33 months before Medicare becomes the primary payor. In addition, the Balanced Budget Refinement Act of 1999 updated the composite rate for payment by 1.2% for renal dialysis services furnished in 2000 and an additional 1.2% for such services furnished in 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. The Company does not believe that its market risk financial instruments on March 31, 2000 would have a material effect on future operations or cash flow.

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

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2000.

                                          Everest Healthcare Services
                                           Corporation

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2000.

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

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2000.

                                          Northern New Jersey Dialysis, L.L.C.
                                          Acute Extracorporeal Services,
                                           L.L.C.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                   Chief Executive Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2000.

                                          Everest Healthcare Texas, L.P.

                                               North Buckner Dialysis Center,
                                                            Inc.
                                          By: _________________________________
                                                       General Partner

                                                   /s/ Craig W. Moore
                                            By: _______________________________
                                                       Craig W. Moore
                                                   Chief Executive Officer

                                                  /s/ Lawrence D. Damron
                                            By: _______________________________
                                                      Lawrence D. Damron
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

 Exhibit No. Exhibit
 ----------- -------
 27          Financial Data Schedule.