Form 10-Q
period 2000-06-30
EVEREST HEALTHCARE SERVICES CORP; MERCY DIALYSIS CENTER INC; CON MED SUPPLY CO INC; CONTINENTAL HEALTH CARE LTD; DUPAGE DIALYSIS LTD; EVEREST MANAGEMENT INC; HOME DIALYSIS OF AMERICA INC; NEW YORK DIALYSIS MANAGEMENT INC; NORTH BUCKNER DIALYSIS CENTER INC; EVEREST HEALTHCARE INDIANA INC
filed 2000-08-14
CIK 1058560, 825923, 1064286, 1064287, 1064290, 1064291, 1064293, 1064296, 1064297, 1064300

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

                  For the Quarterly Period Ended June 30, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of August 14, 2000 the number of shares outstanding of the Common Stock of Everest Healthcare Services Corporation, par value $.001 per share, was 12,840,814.

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
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                  101 North Scoville, Oak Park, Illinois 60302
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (708) 386-1000

                         PART I--FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
Item 1. Consolidated Financial Statements
  Consolidated Balance Sheets
     September 30, 1999 and June 30, 2000 (unaudited).................     2
  Consolidated Statements of Operations--(unaudited)
     For the three months and nine months ended June 30, 1999 and
     2000.............................................................     3
  Consolidated Statements of Cash Flows--(unaudited)
     For the nine months ended June 30, 1999 and 2000.................     4
  Notes to Consolidated Financial Statements--(unaudited).............     5
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................     9
Item 3. Quantitative and Qualitative Disclosures About Market Risk....    14

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.............................................    15
Item 2. Changes in Securities and Use of Proceeds.....................    15
Item 3. Defaults Upon Senior Securities...............................    15
Item 4. Submission of Matters to a Vote of Security Holders...........    15
Item 5. Other Information.............................................    15
Item 6. Exhibits and Reports on Form 8-K..............................    15

--------------------------------------------------------------------------------
                         PART I--FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                    EVEREST HEALTHCARE SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (In thousands except share and per share data)

                                                       September 30,  June 30,
                                                           1999         2000
                                                       ------------- -----------
                                                                     (unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents..........................    $  3,381     $  3,835
  Patient accounts receivable, less allowance of
   $11,119 and $9,807................................      47,411       51,638
  Refundable income taxes............................       3,008        3,603
  Other receivables..................................       3,006        2,569
  Medical supplies inventories.......................       3,542        4,324
  Deferred income taxes..............................       5,150        5,150
  Prepaid expenses and other.........................         311          350
                                                         --------     --------
    Total current assets.............................      65,809       71,469
Property and equipment, net..........................      31,665       36,968
Goodwill, net........................................      73,448       77,637
Deferred financing costs, net........................       6,563        6,014
Other intangible assets, net.........................       2,671        3,110
Investments in and advances to affiliated companies..       8,902        6,973
Deferred income taxes................................       5,998        5,998
Other assets.........................................       1,217        1,201
                                                         --------     --------
                                                         $196,273     $209,370
                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable...................................    $ 12,824     $ 17,172
  Accrued liabilities................................      17,206       16,605
  Current portion of long-term debt..................         801        1,508
  Current portion of capital lease obligations.......         367          153
                                                         --------     --------
    Total current liabilities........................      31,198       35,438
Long-term debt, less current portion ................     121,653      129,646
Capital lease obligations, less current portion......         402          284
Minority interests...................................       1,735        2,032
Stockholders' equity:
  Common stock, $.001 par value, 20,000,000 shares
   authorized; 12,840,814 shares issued and
   outstanding.......................................          13           13
  Additional paid-in capital.........................      55,171       54,529
  Accumulated deficit................................     (13,899)     (12,572)
                                                         --------     --------
    Total stockholders' equity.......................      41,285       41,970
                                                         --------     --------
                                                         $196,273     $209,370
                                                         ========     ========

                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                           Three Months      Nine Months Ended
                                          Ended June 30,         June 30,
                                          ----------------   ------------------
                                           1999     2000       1999      2000
                                          -------  -------   --------  --------
Net revenues............................. $49,228  $59,049   $132,852  $169,362
Operating expenses:
  Patient care costs.....................  33,874   42,432     92,327   122,046
  General and administrative.............   7,027    7,223     18,454    19,895
  Provision for bad debts................   1,109    1,488      3,233     4,752
  Depreciation and amortization..........   2,601    3,121      7,543     8,935
                                          -------  -------   --------  --------
    Total operating expenses.............  44,611   54,264    121,557   155,628
                                          -------  -------   --------  --------
Income from operations...................   4,617    4,785     11,295    13,734
Nonoperating income (expense):
  Interest expense.......................  (3,564)  (3,554)    (9,372)  (10,829)
  Interest income........................     142      309      1,018       741
  Equity in earnings of affiliates.......     (74)     129        590       288
  Minority interests in earnings.........    (137)    (316)      (660)     (664)
                                          -------  -------   --------  --------
                                           (3,633)  (3,432)    (8,424)  (10,464)
                                          -------  -------   --------  --------
Income before income taxes...............     984    1,353      2,871     3,270
Income tax expense.......................     640      802      1,866     1,943
                                          -------  -------   --------  --------
Net income............................... $   344  $   551   $  1,005  $  1,327
                                          =======  =======   ========  ========



                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Nine Months Ended
                                                               June 30,
                                                           ------------------
                                                             1999      2000
                                                           --------  --------
Operating activities
Net income................................................ $  1,005  $  1,327
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for bad debts.................................    3,233     4,752
  Depreciation and amortization...........................    7,543     8,935
  Equity in earnings of affiliates........................     (590)     (288)
  Minority interests in earnings..........................      660       664
  Changes in operating assets and liabilities (net of
   effect of acquisitions):
    Patient accounts and other receivable.................  (10,509)   (9,137)
    Other assets..........................................      670       402
    Accounts payable, accruals, and other liabilities.....      775     3,560
                                                           --------  --------
      Net cash provided by operating activities...........    2,787    10,215
Investing activities
Capital expenditures......................................   (4,540)   (8,415)
Acquisition of businesses, net of cash acquired...........  (24,371)   (7,599)
Decrease in amounts due from affiliates...................    4,270     1,719
                                                           --------  --------
Net cash used in investing activities.....................  (24,641)  (14,295)
Financing activities
Proceeds from long-term debt..............................   47,316    50,152
Payments on long-term debt................................  (34,036)  (44,059)
Payments on capital lease obligations.....................     (415)     (391)
Deferred financing costs..................................     (903)     (525)
Issuance of common stock..................................      --        207
Repurchase of common stock................................      --       (850)
                                                           --------  --------
Net cash provided by financing activities.................   11,962     4,534
Increase (decrease) in cash and cash equivalents..........   (9,892)      454
Cash and cash equivalents, beginning of period............   12,526     3,381
                                                           --------  --------
Cash and cash equivalents, end of period.................. $  2,634  $  3,835
                                                           ========  ========

                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

1. Interim Consolidated Financial Statements

  The financial information at June 30, 2000 and for the three months and nine months ended June 30, 1999 and 2000 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and the results of operations and cash flows for those periods. Results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

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

4. Reportable Segments

  The Company has two reportable segments: Dialysis Services and Contract Services. The Company's Dialysis Services segment consists of 73 outpatient dialysis treatment centers which primarily provide outpatient chronic dialysis treatments and 29 contracts with hospitals providing acute dialysis services. The Company's Contract Services segment provides perfusion, aphersis, and autotransfusion procedures in 80 hospitals.

  The Company evaluates performance and allocates resources based upon profit or loss before income taxes and extraordinary items. The Company's reportable segments are independent operating divisions that are managed separately. All intercompany costs are eliminated.

                                                              Contract
                                                     Dialysis Services  Total
                                                     -------- -------- --------
For the nine months ended June 30, 2000:
Revenues............................................ $152,095 $17,267  $169,362
Segment profit......................................   15,624     298    15,922

For the nine months ended June 30, 1999:
Revenues............................................  117,327  15,525   132,852
Segment profit......................................   13,946   1,004    14,950

  A reconciliation of the reportable segments to consolidated income before income taxes is as follows:

                                                                1999     2000
                                                               -------  -------
Profit:
Total profit for reportable segments.......................... $14,950  $15,922
Unallocated amounts:
Elimination of corporate administrative expense...............  11,509   11,891
Interest expense..............................................  (8,273)  (9,876)
Depreciation and amortization.................................  (1,520)  (1,347)
Interest income...............................................     824      647
Corporate expenses............................................ (14,619) (13,967)
                                                               -------  -------
    Income before income taxes................................ $ 2,871  $ 3,270
                                                               =======  =======

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

  The following table sets forth the financial data at June 30, 2000 and for the nine months then ended:

                                                    Non-
                          Parent    Guarantor    Guarantor
                         Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         --------  ------------ ------------ ------------ ------------
Balance Sheet Data:
 Assets:
   Cash and cash
    equivalents......... $    934    $    648     $ 2,253      $    --      $  3,835
   Patient accounts
    receivable and
    other...............   12,583      37,789       7,438           --        57,810
   Other current
    assets..............    4,963       2,963       1,898           --         9,824
   Property and
    equipment, net......    5,228      29,056       2,684           --        36,968
   Goodwill, net........   12,181      51,011      14,445           --        77,637
   Investment in and
    advances to
    affliated
    companies...........   59,610      25,934        (312)      (78,259)       6,973
   Other assets.........   12,694       3,584          45           --        16,323
                         --------    --------     -------      --------     --------
   Total assets......... $108,193    $150,985     $28,451      $(78,259)    $209,370
                         ========    ========     =======      ========     ========
 Liabilities and
  Stockholders' Equity:
   Current liabilities.. $  6,138    $ 22,609     $ 6,691      $    --      $ 35,438
   Long-term
    liabilities.........  121,145       2,211       8,606           --       131,962
   Total stockholders'
    equity (deficit)....  (19,090)    126,165      13,154       (78,259)      41,970
                         --------    --------     -------      --------     --------
   Total liabilities and
    stockholders'
    equity.............. $108,193    $150,985     $28,451      $(78,259)    $209,370
                         ========    ========     =======      ========     ========
Statement of Operations
 Data:
 Net revenue............ $    --     $138,938     $30,424      $    --      $169,362
 Patient care costs.....      --       97,558      24,488           --       122,046
 General and
  administrative........   13,968       5,058         869           --        19,895
 Provision for bad
  debts.................      --        4,222         530           --         4,752
 Depreciation and
  amortization..........    1,347       6,396       1,192           --         8,935
                         --------    --------     -------      --------     --------
 Income (loss) from
  operations............  (15,315)     25,704       3,345           --        13,734
 Interest expense,
  net...................   (9,230)       (237)       (621)          --       (10,088)
 Equity in earnings of
  affiliates............      --          288         --            --           288
 Minority interest in
  earnings..............      (51)       (576)        (37)          --          (664)
                         --------    --------     -------      --------     --------
 Income (loss) before
  income taxes..........  (24,596)     25,179       2,687           --         3,270
 Income tax (benefit)
  expense...............  (13,823)     14,982         784           --         1,943
                         --------    --------     -------      --------     --------
 Net income (loss)...... $(10,773)   $ 10,197     $ 1,903      $    --      $  1,327
                         ========    ========     =======      ========     ========
Statement of Cash Flows
 Data:
 Operating Activities:
 Net income (loss)...... $(10,773)   $ 10,197     $ 1,903      $    --      $  1,327
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities:
   Provision for bad
    debts...............      --        4,222         530           --         4,752
   Depreciation and
    amortization........    1,347       6,396       1,192           --         8,935
   Equity in earnings of
    affiliates..........      --         (288)        --            --          (288)
   Minority interest in
    earnings............       51         576          37           --           664
   Net change in
    operating assets and
    liabilities (net of
    effect of
    acquisitions).......  (10,258)      5,199        (116)          --        (5,175)
                         --------    --------     -------      --------     --------
   Net cash provided by
    (used in) operating
    activities..........  (19,633)     26,302       3,546           --        10,215
 Investing Activities:
   Capital
    expenditures........     (370)     (7,931)       (114)          --        (8,415)
   Acquisition of
    businesses, net of
    cash acquired.......      --       (7,599)        --            --        (7,599)
   Increase (decrease)
    in amounts due from
    affiliates..........   14,093      (8,589)     (3,785)          --         1,719
                         --------    --------     -------      --------     --------
   Net cash provided by
    (used in) investing
    activities..........   13,723     (24,119)     (3,899)          --       (14,295)
 Financing Activities:
   Proceeds from long-
    term debt...........   50,152         --          --            --        50,152
   Payments on long-term
    debt................  (43,160)     (1,290)        --            --       (44,450)
   Other................      (94)     (1,074)        --            --        (1,168)
                         --------    --------     -------      --------     --------
   Net cash provided by
    (used in) financing
    activities..........    6,898      (2,364)        --            --         4,534
 Increase (decrease) in
  cash and cash
  equivalents...........      988        (181)       (353)          --           454
 Cash and cash
  equivalents (deficit)
  at beginning of
  period................      (55)        828       2,608           --         3,381
                         --------    --------     -------      --------     --------
 Cash and cash
  equivalents at end of
  period................ $    933    $    647     $ 2,255      $    --      $  3,835
                         ========    ========     =======      ========     ========

  The following table sets forth the financial data at June 30, 1999 and for the nine months then ended:

                           Parent    Guarantor   Non-Guarantor
                          Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                          --------  ------------ ------------- ------------ ------------
Statement of Operations
 Data:
 Net revenues...........  $    --     $108,018      $25,264       $(430)      $132,852
 Patient care costs.....       --       72,157       20,170         --          92,327
 General and
  administrative........     3,389      14,961          534        (430)        18,454
 Provision for bad
  debts.................       --        2,741          492         --           3,233
 Depreciation and
  amortization..........     1,520       4,970        1,053         --           7,543
                          --------    --------      -------       -----       --------
 Income (loss) from
  operations............    (4,909)     13,189        3,015         --          11,295
 Interest expense, net..    (7,448)       (105)        (801)        --          (8,354)
 Equity in earnings of
  affiliates............       --          590          --          --             590
 Minority interest in
  earnings..............       --         (523)        (137)        --            (660)
 Other..................       --         (329)         329         --             --
                          --------    --------      -------       -----       --------
 Income (loss) before
  income taxes..........   (12,357)     12,822        2,406         --           2,871
 Income tax expense.....       --        1,528          338         --           1,866
                          --------    --------      -------       -----       --------
 Net income (loss)......  $(12,357)   $ 11,294      $ 2,068       $ --        $  1,005
                          ========    ========      =======       =====       ========
Statement of Cash Flows
 Data:
 Operating Activities:
 Net income (loss)......  $(12,357)   $ 11,294      $ 2,068       $ --        $  1,005
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities:
  Provision for bad
   debts................       --        2,741          492         --           3,233
  Depreciation and
   amortization.........     1,520       4,970        1,053         --           7,543
  Equity in earnings of
   affiliates...........       --         (590)         --          --            (590)
  Minority interest in
   earnings.............       --          797         (137)        --             660
  Net change in
   operating assets and
   liabilities (net of
   effect of
   acquisitions)........   (16,023)      9,118       (2,159)        --          (9,064)
                          --------    --------      -------       -----       --------
  Net cash provided by
   (used in) operating
   activities...........   (26,860)     28,330        1,317         --           2,787
 Investing Activities:
 Capital expenditures...      (275)     (4,487)         222         --          (4,540)
 Acquisition of
  businesses, net of
  cash acquired.........       --      (24,371)         --          --         (24,371)
 Increase (decrease) in
  amounts due from
  affiliates............     1,294       3,791         (815)        --           4,270
                          --------    --------      -------       -----       --------
 Net cash provided by
  (used in) investing
  activities............     1,019     (25,067)        (593)        --         (24,641)
 Financing Activities:
 Proceeds from long-term
  debt..................    47,316         --           --          --          47,316
 Payments on long-term
  debt..................   (33,550)       (486)         --          --         (34,036)
 Other..................       --       (1,318)         --          --          (1,318)
                          --------    --------      -------       -----       --------
 Net cash provided by
  (used in) financing
  activities............    13,766      (1,804)         --          --          11,962
 Increase (decrease) in
  cash and cash
  equivalents...........   (12,075)      1,459          724         --          (9,892)
 Cash and cash
  equivalents at
  beginning of period...    10,731         240        1,555         --          12,526
                          --------    --------      -------       -----       --------
 Cash and cash
  equivalents (deficit)
  at end of period......  $ (1,344)   $  1,699      $ 2,279       $ --        $  2,634
                          ========    ========      =======       =====       ========

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

Overview

  Everest Healthcare Services Corporation is a leading provider of dialysis and other blood treatment services. Founded in 1968 and principally owned by nephrologists, the Company has a long-standing focus on developing strong relationships with physicians to provide high-quality patient care. Everest is the nation's sixth-largest provider of chronic dialysis outpatient services and serves approximately 6,700 patients through 72 facilities in 11 states. In addition to its outpatient dialysis center operations, the Company provides acute dialysis services through contractual relationships with 28 hospitals in four states. Everest also contracts with 80 hospitals in 12 states to provide a broad range of other extracorporeal (outside-the-body) blood treatment services, including perfusion, apheresis and auto-transfusion ("Contract Services"). Pursuant to management contracts, Everest provides management services to (i) a physician practice group comprised of 30 nephrologists, primarily in the Chicago and northwest Indiana areas, and (ii) certain minority-owned or unaffiliated dialysis facilities. The Company derived 88.6% of its net revenues for the nine months ended June 30, 2000 from chronic and acute dialysis services, 10.2% from Contract Services and 1.2% from management services.

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

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

  Net Revenues. Net revenues increased $9.8 million or 19.9% to $59.0 million for the three months ended June 30, 2000 from $49.2 million for the three months ended June 30, 1999. This increase resulted primarily from a 15.5% increase in the number of treatments to 206,672 for the three months ended June 30, 2000 from 178,933 for the three months ended June 30, 1999. This growth in treatments is the result of acquisitions and development of various dialysis facilities and a 2.1% increase in same store treatments for the three months ended June 30, 2000 over the three months ended June 30, 1999. The average net revenue per treatment increased from $243 for the three months ended June 30, 1999 to $254 for the three months ended June 30, 2000. The increase in net revenue per treatment was due to a shift in the Company's payor mix and as a result of an increase in the dosing levels of epogen administered to patients during dialysis treatments to achieve industry and Company goals of hematocrit levels.

  Patient Care Costs. Patient care costs consist of those directly related to the care of patients, including direct and indirect labor, drugs and other medical supplies and operational costs of the facilities and other indirect costs such as bio-med and staff education. Patient care costs increased $8.5 million or 25.1% to $42.4 million for the three months ended June 30, 2000 from $33.9 million for the three months ended June 30, 1999. This change resulted primarily from growth in the number of treatments performed during the period that caused a corresponding increase in the use of labor, drugs and supplies. Supply costs increased approximately $9 per treatment, $5 of which is attributable to an increase in the dosing levels of epogen administered to patients during dialysis treatments to achieve industry and Company goals of hematocrit levels and $4 of which is attributable to normal healthcare inflation.

  General and Administrative Expenses. General and administrative expenses include corporate office costs and other administrative costs including accounting, billing, facility costs, treasury and information systems, excluding depreciation and amortization amounts which are separately presented. General and administrative expenses increased approximately $200,000 or 2.9% to $7.2 million for the three months ended June 30, 2000 from $7.0 million for the three months ended June 30, 1999. General and administrative expenses as a percentage of revenue decreased from 14.2% for the three months ended June 30, 1999 to 12.2% for the three months ended June 30, 2000. This decrease was due to the leveraging of infrastructure costs as well as the increase in net revenues.

  Provision for Bad Debts. The Company provides for bad debts in the same period that revenue is recognized based on management's estimate of the collectibility of the accounts receivable considering several factors such as payor mix and billing practices. Provision for bad debts increased approximately $400,000 or 36.4% to $1.5 million for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999.

  Depreciation and amortization. Depreciation and amortization increased approximately $500,000 or 19.2% to $3.1 million for the three months ended June 30, 2000 from $2.6 million for the three months ended June 30, 1999. This change was due to increased depreciation expense as a result of fixed asset purchases and de novo developments and the amortization of goodwill and other intangible assets associated with acquisitions.

  Income from Operations. Income from operations increased approximately $200,000 or 4.3% to $4.8 million for the three months ended June 30, 2000 from $4.6 million for the three months ended June 30, 1999. Income from operations as a percentage of net revenues decreased to 8.1% for the three months ended June 30, 2000 as compared to 9.3% for the three months ended June 30, 1999 due to the factors described above.

  Interest Expense, Net. Interest expense, net of interest income, decreased approximately $200,000 or 5.9% to $3.2 million for the three months ended June 30, 2000 from $3.4 million for the three months ended June 30, 1999. The decrease in interest expense, net of interest income, was attributable to the interest earned on short-term investments.

  Equity in Earnings of Affiliates. Equity in earnings of affiliates represents the Company's portion of earnings in unconsolidated joint ventures. The Company recognized approximately $129,000 from unconsolidated joint ventures for the three months ended June 30, 2000 as compared to a loss of $74,000 for the three months ended June 30, 1999. This change in the equity in earnings was due to the Company's strategy of rolling-up the more profitable unconsolidated joint ventures during fiscal 1999 and prior.

  Minority Interests in Earnings. Minority interests in earnings represents the proportionate equity interests of other partners in the Company's consolidated entities that are not wholly owned. The minority interests in earnings increased approximately $179,000 to $316,000 for the three months ended June 30, 2000 as compared to $137,000 for the three months ended June 30, 1999 as a result of increased profitability in such entities.

  Income Tax Expense. Income tax expense increased to approximately $800,000 for the three months ended June 30, 2000 from $640,000 for the three months ended June 30, 1999 as a result of the factors described above.

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

  Net Revenues. Net revenues increased $36.5 million or 27.5% to $169.4 million for the nine months ended June 30, 2000 from $132.9 million for the nine months ended June 30, 1999. This increase resulted primarily from a 22.7% increase in the number of treatments to 608,090 for the nine months ended June 30, 2000 from 495,426 for the nine months ended June 30, 1999. This growth in treatments is the result of acquisitions and development of various dialysis facilities and a 5% increase in same store treatments for the nine months ended June 30, 2000 over the nine months ended June 30, 1999. The average net revenue per treatment increased from $234 per treatment for the nine months ended June 30, 1999 to $248 per treatment for the nine months ended June 30, 2000. The increase in net revenue per treatment was due to a shift in the Company's payor mix and as a result of an increase in the dosing levels of epogen administered to patients during dialysis treatments to achieve industry and Company goals of hematocrit levels.

  Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct and indirect labor, drugs and other medical supplies and operational costs of the facilities. Patient care costs increased $29.7 million or 32.2% to $122.0 million for the nine months ended June 30, 2000 from $92.3 million for the nine months ended June 30, 1999. This increase resulted primarily from an increase in the number of treatments performed during the period that caused a corresponding increase in drugs and supplies. Supply costs increased approximately $11 per treatment, $7 of which is attributable to an increase in the dosing levels of epogen administered to patients during dialysis treatments and $4 of which is attributable to normal healthcare inflation. Patient care costs as a percentage of net revenues increased from 69.5% for the nine months ended June 30, 1999 to 72.0% for the nine months ended June 30, 2000.

  General and Administrative Expenses. General and administrative expenses include corporate office costs and other administrative costs including accounting, billing, quality assurance, facility costs, treasury and information systems. General and administrative expenses increased $1.4 million or 7.6% to $19.9 million for the nine months ended June 30, 2000 from $18.5 million for the nine months ended June 30, 1999. General and administrative expenses as a percentage of revenue decreased from 13.9% for the nine months ended June 30, 1999 to 11.7% for the nine months ended June 30, 2000. This decrease was due to the leveraging of infrastructure costs as well as the increase in net revenues.

  Provision for Bad Debts. The Company provides for doubtful accounts in the same period that revenue is recognized based on management's estimate of the collectibility of the accounts receivable based upon several factors such as payor mix and billing practices. Provision for bad debts increased $1.6 million or 50.0% to $4.8 million for the nine months ended June 30, 2000 from $3.2 million for the nine months ended June 30, 1999.

  Depreciation and Amortization. Depreciation and amortization increased approximately $1.4 million or 18.7% to $8.9 million for the nine months ended June 30, 2000 from $7.5 million for the nine months ended June 30, 1999. The increase was due to increased depreciation expense as a result of fixed asset purchases and the development of facilities and the amortization of goodwill and other intangible assets associated with acquisitions.

  Income from Operations. Income from operations improved to $13.7 million for the nine months ended June 30, 2000 from $11.3 million for the nine months ended June 30, 1999. Income from operations as a percentage of net revenues remained constant at approximately 8.0% for the nine months ended June 30, 2000 and 1999.

  Interest Expense, Net. Interest expense, net of interest income, increased $1.7 million or 20.2% to $10.1 million for the nine months ended June 30, 2000 from $8.4 million for the nine months ended June 30, 1999. The increase in interest expense, net of interest income, was attributable to the interest associated with the amortization of deferred financing costs as well as interest incurred on borrowings under Credit Facility.

  Equity in Earnings of Affiliates. Equity in earnings of affiliates represents the Company's portion of earnings in unconsolidated joint ventures. The Company recognized equity in earnings of affiliates of approximately $288,000 for the nine months ended June 30, 2000 as compared to $590,000 for the nine months ended June 30, 1999. This change in the equity in earnings was due to the Company's strategy of rolling-up the more profitable unconsolidated joint ventures in fiscal 1999 and prior.

  Minority Interests in Earnings. Minority interests in earnings represents the proportionate equity interests of other partners in the Company's consolidated entities that are not wholly owned. The minority interests in earnings remained constant at approximately $660,000 for the nine months ended June 30, 2000 and 1999.

  Income Taxes. Income taxes remained relatively constant at approximately $1.9 million for the nine months ended June 30, 2000 and 1999. The Company's effective tax rate was 60% as of June 30, 2000 compared to 65% as of June 30, 1999. The decrease in the effective tax rate was due to the factors described above.

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

Liquidity and Capital Resources

  The Company requires capital primarily for the acquisition and development of dialysis centers, the purchase of property and equipment for existing centers and to finance working capital requirements. At June 30, 2000, the Company's working capital was $36.1 million.

  The Company's net cash provided by operations was $10.2 million for the nine months ended June 30, 2000. Cash provided by operating activities consists of net income increased by non-cash expenses such as depreciation, amortization and the provision for bad debts and adjusted by the changes in components of working capital, primarily receivables, payables and accrued expenses. The cash provided by operations was mainly due to increased accounts receivable balances as a result of increased treatment volume and increased revenue per treatment which was offset by increased accounts payable balances due to improved vendor terms. The Company's net cash used in investing activities was $14.3 million for the nine months ended June 30, 2000. The Company's principal uses of cash consist of investing activities related to purchases of new equipment and leasehold improvements for new and existing dialysis centers and the acquisition of dialysis centers. Net cash provided by financing activities was approximately $4.5 million for the nine months ended June 30, 2000. The primary sources and uses of cash from financing activities were net borrowings under the Credit Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. The Company does not believe that its market risk financial instruments on June 30, 2000 would have a material effect on future operations or cash flow.

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

ITEM 2. NOT APPLICABLE

ITEM 3. NOT APPLICABLE

ITEM 4. NOT APPLICABLE

ITEM 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibit No. Exhibit
 ---  ----------- -------

      27          Financial Data Schedule.
 (b)              No reports on Form 8-K were filed during the quarter for
                  which this form 10-Q is filed.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2000.

                                          Everest Healthcare Services
                                           Corporation

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2000.

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

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                Chairman and Chief Executive
                                                           Officer

                                                   /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2000.

                                          Northern New Jersey Dialysis, L.L.C.
                                          Acute Extracorporeal Services,
                                           L.L.C.

                                                   /s/ Craig W. Moore
                                          By: _________________________________
                                                       Craig W. Moore
                                                   Chief Executive Officer

                                                 /s/ Lawrence D. Damron
                                          By: _________________________________
                                                     Lawrence D. Damron
                                                   Chief Financial Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2000.

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