Form 10-K
period 2000-09-30
EVEREST HEALTHCARE SERVICES CORP; MERCY DIALYSIS CENTER INC; CON MED SUPPLY CO INC; CONTINENTAL HEALTH CARE LTD; DUPAGE DIALYSIS LTD; EVEREST MANAGEMENT INC; HOME DIALYSIS OF AMERICA INC; NEW YORK DIALYSIS MANAGEMENT INC; NORTH BUCKNER DIALYSIS CENTER INC; EVEREST HEALTHCARE INDIANA INC
filed 2000-12-27
CIK 1058560, 825923, 1064286, 1064287, 1064290, 1064291, 1064293, 1064296, 1064297, 1064300

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

                  For the fiscal year ended September 30, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of December 27, 2000, there was no established public trading market for the shares of the Common Stock of Everest Healthcare Services Corporation (the "Company").

  As of December 27, 2000, the number of shares outstanding of the Common Stock of the Company, par value $.001 per share, was 12,841,414.

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

                  101 North Scoville, Oak Park, Illinois 60302
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (708) 386-1000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I
Item  1.     Business...............................................................................   1
Item  2.     Properties.............................................................................  18
Item  3.     Legal Proceedings......................................................................  18
Item  4.     Submission of Matters to a Vote of Security Holders....................................  18
PART II
Item  5.     Market for Registrant's Common Equity and Related Stockholder Matters..................  19
Item  6.     Selected Financial Data................................................................  19
Item  7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..  20
Item  7(a).  Quantitative and Qualitative Disclosures About Market Risk.............................  29
Item  8.     Financial Statements and Supplementary Data............................................  29
Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  29
PART III
Item 10.     Directors and Executive Officers of the Registrant.....................................  30
Item 11.     Executive Compensation.................................................................  33
Item 12.     Security Ownership of Certain Beneficial Owners and Management.........................  38
Item 13.     Certain Relationships and Related Transactions.........................................  39
PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  42

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

ITEM 1. BUSINESS

Overview

  Everest Healthcare Services Corporation is a leading provider of dialysis and other blood treatment services. Founded in 1968 and principally owned by nephrologists, the Company has a long-standing focus on developing strong relationships with physicians to provide high-quality patient care. Everest is the nation's sixth-largest provider of chronic dialysis outpatient services and serves over 6,700 patients through 74 facilities in 11 states. In addition to its outpatient dialysis center operations, the Company provides acute dialysis services through contractual relationships with 34 hospitals in five states. Everest also contracts with 67 hospitals in 13 states to provide a broad range of other extracorporeal (outside-the-body) blood treatment services, including perfusion, apheresis and auto-transfusion ("Contract Services"). Pursuant to management contracts, Everest provides management services to (i) a physician practice group comprised of 31 nephrologists, primarily in the Chicago and northwest Indiana areas, and (ii) certain minority-owned or unaffiliated dialysis facilities. The Company derived 88.8% of its net revenues for fiscal 2000 from chronic and acute dialysis services, 10.1% from Contract Services and 1.1% from management services.

  Everest's dialysis operations were founded in 1968 as a single dialysis center and grew over the next three decades through a combination of de novo facility development, acquisitions and internal growth. Everest has completed 19 acquisitions encompassing 34 facilities and developed 40 de novo centers since its inception. Through geographic clustering of its outpatient dialysis centers, the Company has created regional market positions, particularly in the Midwest. The Company focuses on accelerating its growth within each market by:
(i) capitalizing on its strong physician and hospital relationships; (ii) expanding capacity; and (iii) providing high-quality service which leads to new patient referrals. Everest operates 62 full-service outpatient dialysis centers which provide on-site dialysis services as well as training for home dialysis patients. Everest also operates 12 home dialysis training and support centers which provide services and equipment to home dialysis patients.

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

  On November 2, 2000, the Company announced that it had entered into an Agreement and Plan of Merger, dated November 1, 2000, by and among the Company, Fresenius Medical Care AG, ("FMC"), Edmund Acquisition Sub, Inc. and certain stockholders of the Company (the "Merger Agreement"). The Merger Agreement provides for a merger of the Company with and into Edmund Acquisition Sub, Inc. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments" for further information). While the merger is anticipated by management to be completed in the first calendar quarter of 2001, because all the conditions of the Merger Agreement have not been met, the exact timing for consummation of the merger is uncertain at this time. Therefore, the Company's Form 10-K has been prepared so as to describe its business in an ongoing manner, thus providing an understanding of the Company's strategies, business and ongoing obligations as they existed at the end of its fiscal year ended September 30, 2000 for which this report is filed. Further information can be found in the Form 8-K filed by the Company with respect to the Merger Agreement on November 14, 2000.

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

Chronic Dialysis Operations

  Facility Information. The Company operates 74 outpatient dialysis facilities, including 62 full-service dialysis facilities and 12 centers exclusively providing home dialysis training and support. The facilities are located in Illinois (19), Indiana (12), Kansas (1), Kentucky (2), New Jersey (5), New York
(8), Ohio (14), Oklahoma (2), South Dakota (2), Texas (8) and Wisconsin (1).

  Everest's 62 full-service facilities offer on-site dialysis treatments as well as home dialysis training and support services. As of September 30, 2000, the Company operated a total of 1,191 dialysis stations, most of which are available 16 hours a day, six days a week. As of September 30, 2000, the Company's utilization rate for its then-existing stations was 79%. Each full-service facility has patient examination rooms, staff areas and offices, water treatment areas and amenities such as color televisions for the patients. Everest also operates 12 facilities that exclusively provide the necessary equipment, supplies, training and support services to those patients who prefer and are able to receive their treatments at home.

  Organizational Structure. Of the Company's 74 facilities, 52 are operated as wholly-owned subsidiaries, eight are majority-owned, seven are minority-owned, and seven are unaffiliated and operated pursuant to management contracts in New York, South Dakota, Ohio and New Jersey.

  The terms of these management contracts vary, but they generally extend for five years with renewal options. Everest's compensation under these agreements typically consists of a fixed fee. From time to time Everest has entered into joint ventures with physicians to facilitate the development of outpatient facilities in new and existing markets and may again in the future.

  Everest's dialysis facilities are managed by the Company's Executive Vice President and Chief Operating Officer, Dialysis Services, who oversees 3 regional Vice-Presidents and eight regional directors. The regional directors manage the operations of the facilities in their respective regions and are responsible for staffing, quality outcomes and regional profitability. Each facility has a facility manager who reports to the regional director. Facility managers are responsible for facility staffing, quality outcomes, patient satisfaction results, facility profitability and promoting and maintaining a strong teamwork environment. Generally, key managers and staff are eligible to receive incentives based upon the achievement of certain quality measurements, patient satisfaction results, financial performance goals and teamwork objectives. See "--Human Resources," and "--Training and Development."

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

  As of September 30, 2000, the Company had contracts with 67 hospitals in 13 states. Everest acts as the exclusive provider of extracorporeal blood services for most of these hospitals. Contracts with customer hospitals generally provide for a portfolio of services including professional staffing, disposable supplies, inventory management services, clinical quality management services, and capital equipment. The professional staffing required by the contracts may include a perfusionist, a registered nurse, or a technician, who are on-call 24 hours a day. The Company typically owns or leases the equipment used in providing these services, such as heart-lung machines, transfusion machines, and apheresis machines and supplies the necessary disposable accessories for these machines and related equipment. This equipment is usually stored at the hospital, but is operated and maintained by the Company. Everest operates regional offices in Florida, Illinois, Indiana, Michigan and Texas, where the Company provides centralized support services for Contract Services.

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

Management Information Systems

  The Company maintains comprehensive management information systems for financial systems and for patient care, quality assurance and outcome tracking purposes, and is continually developing and upgrading such systems. The Company's Client Tracking System, which keeps a record of each of the Company's patients, is currently available in almost all facilities. The Company's chronic dialysis units have systems that track clinical, administrative and financial activities for a dialysis patient. These systems provide the patient's medical record and the database for quality programs and performance indicators.

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

                                                Fiscal year ended September 30,
                                                --------------------------------
      Payor                                        1998       1999       2000
      -----                                     ---------- ---------- ----------
      Chronic and Acute Dialysis:
        Medicare...............................      47.7%      49.9%      49.9%
        Medicaid...............................       7.4%       7.3%       6.5%
        Other payors...........................      30.6%      29.7%      32.4%
      Contract Services:
        Hospitals and other payors.............      12.5%      11.7%      10.1%
      Management Service Fees                         1.8%       1.4%       1.1%
                                                ---------- ---------- ----------
                                                    100.0%     100.0%     100.0%

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

  The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $118 and $141 per treatment for routine dialysis services, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Medicare Payment Advisory Commission ("MedPAC"). MedPAC is a new commission that was mandated by the Balanced Budget Act of 1997 to continue and expand upon the work of the Prospective Payment Assessment Commission ("PROPAC"). The Medicare ESRD reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990 numerous Congressional actions resulted in net reduction of the average reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment in 1990. Congress increased the ESRD reimbursement rate, effective January 1, 1991, resulting in an average ESRD reimbursement rate of $126 per treatment. In 1990, Congress required that the Department of Health and Human Services ("HHS") and PROPAC study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. In March 1998, MedPAC recommended a 2.7% increase in the reimbursement rate. The Balanced Budget Refinement Act of 1999 updated the composite rate for payment by 1.2% for renal dialysis services furnished in 2000 and an additional 1.2% for such services furnished in 2001.

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

Human Resources

  As of September 30, 2000, the Company had 2,020 employees, including a professional staff of approximately 686 nurses, social workers, dietitians and perfusionists, a corporate and regional staff of approximately 313 employees and a facilities support staff of approximately 1,021 employees. The Company also contracts with numerous health care professionals, including physicians, nurses, social workers, dietitians, perfusionists and technicians who are not employees of Everest. Medical directors of the Company's dialysis facilities are independent contractors rather than employees of the Company, although some medical directors are employees of either Nephrology Associates of Northern Illinois Ltd. ("NANI-IL") or Nephrology Associates of Northern Indiana, P.C. ("NANI-IN"), each of which is owned by directors, officers and/or shareholders of the Company. In these cases, professional service fees for the medical directors are paid by the Company to NANI-IL and NANI-IN for medical director services performed for such corporations' dialysis units. See "Certain Relationships and Related Transactions." In the majority of cases, however, the fees are payable directly by the Company to the medical directors (or their physician practices) pursuant to individually negotiated contracts.

  Perfusionists generally enter into written agreements with the Company which specify their duties and establish their compensation. Such agreements are terminable by either party on advance written notice.

  As of September 30, 2000, 119 of the Company's employees were members of unions. The Company believes that its relationships with its employees are good.

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

  Acute Inpatient Dialysis Services. Under the Company's acute inpatient dialysis service arrangements, the Company agrees to provide a hospital with supervised emergency and acute dialysis services, including qualified nursing and technical personnel, technical services, supplies, and, in many cases, equipment. Because physicians under contract with the Company, or who have an ownership interest in the Company and/or its affiliates, may refer patients to hospitals with which the Company has an acute dialysis service arrangement, the federal Anti-Kickback Law could be found to apply. However, the Company believes that its contractual arrangements with hospitals for acute inpatient dialysis services are in material compliance with the federal Anti-Kickback Law. In all instances, the Company seeks to comply with the requirements of the personal services and management contract and equipment lease safe harbors when entering into agreements or contracts for acute inpatient dialysis services.

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

ITEM 2. PROPERTIES

  The Company operates 74 dialysis centers, five of which are located in owned facilities and the remainder of which are located in leased facilities. Such facilities range from approximately 2,000 to 17,000 square feet. These leases generally have terms of 10 years and typically contain renewal options. The Company owned 13,800 square feet of office space in Oak Park, Illinois as of September 2000. In October 2000, the Company sold such property to the Oak Park School District. Currently, the Company leases the property which is used for its corporate headquarters. In addition, the Company leases approximately 28,000 square feet of space in Bellwood, Illinois which houses corporate training, purchasing, biomedical, billing, facilities management and medical records and the Company leases approximately 6,000 square feet of space in Westbrook, Illinois, which houses dialysis accounting. The Company also leases space for its regional offices in Tucson, Arizona; Panama City, Florida; Dearborn, Michigan; and Westchester, Illinois. The regional offices range in size from 230 square feet to approximately 4,600 square feet under leases with expiration dates through March 31, 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000. Subsequent to the reporting period, on November 1, 2000, a majority-in-interest of the holders of common stock of the Company approved, by written consent, the execution of the Merger Agreement by the Company as well as certain other documents and matters related to the Merger Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments."

--------------------------------------------------------------------------------
                                    PART II

--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established public trading market for the common stock of the Company.

  During fiscal 2000, the Company granted options to purchase 60,000 shares of common stock pursuant to the Company's stock option plan, in reliance on Rule 701 promulgated under the Securities Act. The Company also issued shares of common stock of the Company to the following former employees as a result of the exercise of stock options at an exercise price of $9.10: John Bourke received 17,625 shares on January 3, 2000, Nicki Norris received 3,603 shares on February 3, 2000 and Donna Raasch received 600 shares on September 14, 2000.

ITEM 6. SELECTED FINANCIAL DATA

  These financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

                                    Fiscal years ended September 30,
                               -----------------------------------------------
                                1996      1997      1998      1999      2000
                               -------  --------  --------  --------  --------
                                             (in thousands)
Statement of Operations Data:
 Net revenues................. $83,171  $113,808  $147,475  $184,918  $233,563
 Patient care costs...........  58,854    81,913   102,644   131,634   167,698
 General and administrative
  expenses....................  13,494    14,855    23,286    24,328    27,868
 Special charges..............     --        --        --     22,959       --
 Provision for bad debts .....   2,523       714     2,727     7,360     6,302
 Depreciation and
  amortization................   3,401     4,940     6,927    10,479    12,285
                               -------  --------  --------  --------  --------
 Income (loss) from
  operations..................   4,899    11,386    11,891   (11,842)   19,410
 Interest expense, net........    (276)   (2,148)   (5,932)  (11,084)  (13,328)
 Equity in earnings of
  affiliates..................     --        --      1,784       586       472
 Minority interests in
  earnings....................    (810)   (1,601)     (516)     (843)     (870)
 Gain on curtailment of
  pension benefits............   3,044       --        --        --        --
 Other income, net............      39       279       --        --        --
                               -------  --------  --------  --------  --------
 Income (loss) before income
  taxes and cumulative effect
  of change in accounting.....   6,896     7,916     7,227   (23,183)    5,684
 Income tax expense
  (benefit)...................   2,800     3,689     3,541    (6,827)    3,291
                               -------  --------  --------  --------  --------
 Income (loss) before
  cumulative effect of change
  in accounting...............   4,096     4,227     3,686   (16,356)    2,393
 Cumulative effect of change
  in accounting...............     --        --        --        615       --
                               -------  --------  --------  --------  --------
 Net income (loss)............ $ 4,096  $  4,227  $  3,686  $(16,971) $  2,393
                               =======  ========  ========  ========  ========
Balance Sheet Data:
 Working capital.............. $ 8,514  $ 20,412  $ 36,965  $ 34,611  $ 30,536
 Total assets.................  64,711   102,208   196,395   196,273   212,931
 Long-term liabilities........  23,366    51,632   111,333   123,790   128,670
 Stockholders' equity.........  28,873    32,999    58,256    41,285    43,041

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

Overview

  Everest is a leading provider of dialysis and other blood treatment services. Founded in 1968 and principally owned by nephrologists, the Company has a long-standing focus on developing strong relationships with physicians to provide high-quality patient care. The Company is the nation's sixth-largest provider of chronic dialysis outpatient services and serves over 6,700 patients through 74 facilities in 11 states. In addition to its outpatient dialysis center operations, the Company provides acute dialysis services through contractual relationships with 34 hospitals in five states. Everest also contracts with 67 hospitals in 13 states to provide a broad range of other extracorporeal blood treatment services, including inpatient acute dialysis, perfusion, apheresis and auto-transfusion (together, "Contract Services"). Pursuant to management contracts, Everest provides management services to (i) a physician practice group comprised of 31 nephrologists, primarily in the Chicago and northwest Indiana areas, and (ii) certain minority-owned or unaffiliated dialysis facilities. For fiscal 2000, the Company derived 88.8% of its net revenues from chronic and acute dialysis services, 10.1% from Contract Services and 1.1% from management services.

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

Acquisitions

  Pursuant to a Management Agreement with Montefiore Medical Center ("MMC"), New York Dialysis Management, Inc., a wholly-owned subsidiary of the Company ("NYDM"), managed four dialysis facilities located in the Bronx, New York (the "Facilities") during fiscal 2000. Under the original Management Agreement, NYDM had a right of first refusal to purchase the Facilities and the right to operate them (and in effect terminate the Management Agreement) in the event that MMC received and proposed to accept a bona fide offer for the purchase of one or all of the Facilities. After having been informed by MMC of the receipt of such an offer in 1998, NYDM exercised its right of first refusal and, as a result, in July 1998, the parties entered into an Agreement to Amend and Not-to-Compete (the "Agreement to Amend") and Amendment No. 3 to the Management Agreement (the "Amendment"). Pursuant to the Agreement to Amend, NYDM paid an amount equal to $19,216,000 to MMC in consideration for MMC's covenant not-to-compete and other undertakings, including MMC's agreement to enter into the Agreement. Contemporaneously with the execution of the Agreement to Amend and the Amendment, MMC entered into a Medical Asset Purchase Agreement (the "Purchase Agreement") pursuant to which it agreed to sell the Facilities' medical assets to Everest Dialysis Services, Inc. ("EDS"), a corporation formed for this purpose under the laws of the State of New York, and which is owned by Craig Moore and Paul Balter, M.D., owners of the Company. The sale of the medical assets to EDS occurred in November 2000.

  During Fiscal 1999, the Company acquired additional equity in five entities in which it previously held a minority interest: (i) Dialysis Specialists of Topeka, Inc., which owns one outpatient and home dialysis facility in Topeka, Kansas (the Company's interest was increased from 25% to 75%); (ii) Dialysis Specialists of Central Cincinnati, Ltd. ("DSCCL"), which owns one outpatient and home dialysis facility in Norwood, Ohio (the Company's interest was increased from 37.9% to 100.0%); (iii) Home Dialysis of Fairfield, Inc. ("Fairfield"), which owns one outpatient and home dialysis facility in Fairfield, Ohio (the Company's interest was increased from 50.0% to 100.0%);
(iv) Home Dialysis of Columbus, Inc ("Columbus"), which owns two outpatient and home dialysis facilities in Columbus, Ohio (the Company's interest was increased from 49.0% to 100.0%); (v) Dialysis Specialists of Tulsa, Inc., which owns one outpatient and home dialysis facility in Tulsa, Oklahoma (the Company's interest was increased from 33.33% to 100.0%). Additionally, during Fiscal 1999 the Company acquired a 100.0% interest in Englewood Dialysis Facility L.L.C., which owns one outpatient and home dialysis facility in Englewood, New Jersey (the Company previously had no equity interest in this facility). These acquisitions represented 120 stations and approximately 639 patients in the aggregate.

  In November 1999, the Company acquired a 100.0% interest in the non-medical assets of Western New York Artificial Kidney Center, Inc. ("WAKC") through NYDM, and entered into an agreement with WAKC whereby EDS would acquire the medical assets of WAKC. This acquisition relates to three outpatient dialysis facilities in the Buffalo, New York area (the Company previously had no equity interest in these facilities). This acquisition represented 45 stations and approximately 241 patients in the aggregate. The parties have obtained the approval of the New York Public Health Council required for the consummation of the transactions contemplated under the purchase agreement with WAKC and the subsequent operation of the Facilities by EDS.

  In December 1999, the Company acquired a 100.0% interest in St. Clare Dialysis Center located in Dover, New Jersey (the Company previously had no equity interests in these facilities). This acquisition represented 12 stations and approximately 65 patients.

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

De Novos

  During Fiscal 2000, the Company commenced operations in four De Novo facilities: (1) Greenwood Avenue Dialysis Center which is comprised of one outpatient dialysis facility in Chicago, Illinois, (2) North Avenue Dialysis Center which is comprised of one outpatient dialysis facility in Melrose Park, Illinois, (3) East Chicago Dialysis Center which is comprised of one outpatient dialysis facility in East Chicago, Indiana, and (4) Portage Dialysis Center which is comprised of one outpatient dialysis facility in Portage, Indiana. These De Novos represent 61 stations and approximately 200 patients in the aggregate.

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

Results of Operations

  The following table sets forth for the periods indicated the Company's results of operations:

                                             Fiscal years ended
                                               September 30,
                                         ----------------------------
                                           1998      1999      2000
                                         --------  --------  --------
                                                   (in thousands)
Net revenues............................ $147,475  $184,918  $233,563
Patient care costs......................  102,644   131,634   167,698
General and administrative expenses.....   23,286    24,328    27,868
Special charges.........................      --     22,959       --
Provision for bad debts.................    2,727     7,360     6,302
Depreciation and amortization...........    6,927    10,479    12,285
                                         --------  --------  --------
Income (loss) from operations...........   11,891   (11,842)   19,410
Interest expense, net...................   (5,932)  (11,084)  (13,328)
Equity in earnings of affiliates........    1,784       586       472
Minority interests in earnings..........     (516)     (843)     (870)
                                         --------  --------  --------
Income (loss) before income taxes and
 cumulative effect of change in
 accounting.............................    7,227   (23,183)    5,684
Income tax expense (benefit)............    3,541    (6,827)    3,291
                                         --------  --------  --------
Income (loss) before cumulative effect
 of change in accounting................    3,686   (16,356)    2,393
Cumulative effect of change in
 accounting.............................      --        615       --
                                         --------  --------  --------
Net income (loss)....................... $  3,686  $(16,971) $  2,393
                                         ========  ========  ========

  The following table sets forth for the periods indicated certain statement of operations items expressed as a percentage of net revenues for such periods:

                                           Fiscal years ended September 30,
                                           -----------------------------------
                                              1998        1999         2000
                                           ----------  ----------   ----------
Net revenues.............................       100.0%      100.0%       100.0%
Patient care costs.......................        69.6        71.2         71.8
General and administrative expenses......        15.8        13.2         11.9
Special charges..........................         --         12.4          --
Provision for bad debts..................         1.9         4.0          2.7
Depreciation and amortization............         4.7         5.6          5.3
                                           ----------  ----------   ----------
Income (loss) from operations............         8.0        (6.4)         8.3
Interest expense, net....................        (4.0)       (6.0)        (5.7)
Equity in earnings of affiliates.........         1.2         0.3           .2
Minority interests in earnings...........        (0.3)       (0.4)         (.4)
                                           ----------  ----------   ----------
Income (loss) before income taxes and
 cumulative effect of change in
 accounting..............................         4.9       (12.5)         2.4
Income tax expense (benefit).............         2.4        (3.6)         1.4
                                           ----------  ----------   ----------
Income (loss) before cumulative effect of
 change in accounting....................         2.5        (8.9)         1.0
Cumulative effect of change in
 accounting..............................         --          0.3          --
                                           ----------  ----------   ----------
Net income (loss)........................         2.5%       (9.2)%        1.0%
                                           ==========  ==========   ==========

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

  Net Revenues. Net revenues increased $48.7 million or 26.3% to $233.6 million for fiscal 2000 from $184.9 million for fiscal 1999. Approximately $18.7 million of the increase was attributable to an increase in the number of treatments at existing dialysis facilities, a shift in revenues by payor and an increase in the average net revenue per treatment to approximately $253 for fiscal 2000 from $236 for fiscal 1999. Of the remaining $30.0 million of the increase, approximately $21.7 million resulted from the increase in ownership of five dialysis facilities and the acquisition of five dialysis facilities in fiscal 2000 and fiscal 1999. Approximately $5.7 million was attributable to revenues generated pursuant to de novo facilities opened by the Company in fiscal 2000 and 1999 and approximately $2.6 million was attributable to same store growth in the Contract Services business.

  Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct and indirect labor, drugs and other medical supplies and operational costs of the facilities. Patient care costs also reflect the indirect costs of supporting the facilities such as bio-med and staff education. Patient care costs increased $36.1 million or 27.4% to $167.7 million for fiscal 2000 from $131.6 million for fiscal 1999. Approximately $9.8 million of the increase was attributable to the increase in the number of treatments at the existing dialysis facilities. Of the remaining increase, $23.0 million is from opening de novo facilities, the increase in ownership of five dialysis facilities and the acquisition of five dialysis facilities in fiscal 2000 and 1999. Approximately $2.3 million was attributable to the patient care costs incurred by the Contract Services businesses.

  General and Administrative Expenses. General and administrative expenses increased $3.6 million or 14.9% to $27.9 million for fiscal 2000 from $24.3 million for fiscal 1999. The increase was attributable to the growth of the corporate infrastructure, including the expansion of information systems and increased professional fees.

  Special Charges. Approximately $23.0 million of charges were recognized during fiscal 1999. These amounts included $22.4 million in impairment of long-lived assets and $600 in severance costs to two executives of the Company related to amounts that were due under the individuals' employment contract upon separating from the Company. No special charges were incurred during fiscal 2000. Exclusive of special charges, income from operations increased approximately $8.3 million or 74.6% to $19.4 million for fiscal 2000 from $11.1 million for fiscal 1999.

  Provision for Bad Debts. Provision for bad debts decreased $1.1 million or 14.9% to $6.3 million for fiscal 2000 from $7.4 for fiscal 1999. The decrease was due primarily to improvements in the Company's days sales outstanding of patient receivables by approximately 20 days.

  Depreciation and Amortization. Depreciation and amortization increased approximately $1.8 million or 17.1% to $12.3 million for fiscal 2000 from $10.5 million for fiscal 1999. The increase was due to increased amortization of goodwill as a result of business acquisitions and to increased depreciation expense as a result of fixed asset purchases and denovo developments.

  Income from Operations. Income from operations increased $31.2 million or 264.4% to income of $19.4 million for fiscal 2000 from a loss of $11.8 million for fiscal 1999. Accordingly, income from operations as a percentage of net revenues increased to 8.3% for fiscal 2000 as compared to (6.4)% for fiscal 1999 due primarily to the effect of the special charges recorded in fiscal 1999 and the factors discussed above.

  Interest Expense, Net. Interest expense, net increased $2.2 million or 19.8% to $13.3 million for fiscal 2000 from $11.1 million for fiscal 1999. The increase was primarily attributable to an increase of approximately $6.0 million in the acquisition line under the Credit Facility, increase in interest rates over prior year and increased amortization of deferred financing costs over prior years.

  Equity in Earnings of Affiliates. Equity in earnings of affiliates represents the Company's portion of earnings in unconsolidated joint ventures. The Company recognized equity in earnings of affiliates of approximately $472 in fiscal 2000, and $586 in fiscal 1999. This decrease is primarily due to the Company's acquisition of the interest not previously owned in the minority joint ventures over the last several years.

  Minority Interests in Earnings. Minority interests in earnings represents the proportionate equity interests of other partners in the Company's entities that are not wholly owned. The minority interests in earnings increased approximately $27 to $870 in fiscal 2000 as compared to $843 in fiscal 1999.

  Income Taxes. Income taxes increased approximately $10.1 million to a tax expense of $3.3 million in fiscal 2000 from a tax benefit of $6.8 million in fiscal 1999 as a result of the factors discussed above.

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

  General and Administrative Expenses. General and administrative expenses increased $1.0 million or 4.3% to $24.3 million for fiscal 1999 from $23.3 million for fiscal 1998. The increase was attributable to the growth of the corporative infrastructure, including the expansion of information systems, increased professional fees and increased administrative labor costs.

  Special Charges. The Company recorded approximately $23.0 million of charges during fiscal 1999. These amounts have been expensed as special charges and include $22.4 million in impairment of long-lived assets and $600 in severance costs.

  The impairment of long-lived assets included (i) a $20.5 million write down of goodwill and other intangible assets, (ii) a $1.4 million write-off of advances to, and other assets of, certain of the Company's joint ventures and
(iii) the write-down of $500 of fixed assets to fair value. The write-off of goodwill and other intangible assets was the result of a deterioration in the profitability and cash flows of certain acquired operations. The deterioration was due, in part, to continued contractual adjustments and other reductions in anticipated revenues. As a result of this deterioration, the Company evaluated the long-lived assets of effected businesses for impairment to determine the amount of the assets that were not recoverable. As a result of this evaluation, the Company recorded a write-down of these assets based upon the amount by which the carrying value of the assets exceeded their fair values as determined on a discounted cash flows basis. Certain of the Company's joint ventures encountered similar deterioration in the current fiscal year. As a result, the Company recorded a write-off of certain advances to and other assets of these companies.

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

  Income from Operations. Income from operations decreased $23.7 million or 199.2% to a loss of $11.8 million for fiscal 1999 from income of $11.9 million for fiscal 1998. Accordingly, income from operations as a percentage of net revenues decreased to (6.4)% for fiscal 1999 as compared to 8.0% for fiscal 1998 due to the factors discussed above.

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

Liquidity and Capital Resources

  The Company requires capital primarily for the acquisition and development of dialysis centers and Contract Services businesses, the purchase of property and equipment for existing centers and to finance working capital requirements. At September 30, 2000, the Company's working capital was $30.5 million as compared to $34.6 million at September 30, 1999.

  The Company's net cash provided by operating activities was $17.4 million for the twelve months ended September 30, 2000. Cash provided by operating activities consists of net income increased by non-cash expenses such as depreciation, amortization and the provision for bad debts and adjusted by the changes in components of working capital, primarily receivables, payables and accrued expenses. The Company's net cash used in investing activities was $19.5 million for the twelve months ended September 30, 2000. The

Company's principal sources and uses of cash consist of investing activities related to the development of five facilities and the expansion of four existing facilities and the purchase of new equipment and leasehold improvements for existing dialysis centers and the purchase of four independent dialysis facilities. Net cash provided by financing activities was approximately $2.9 million for the twelve months ended September 30, 2000. The primary sources and uses of cash from financing activities were net borrowings or repayments under the Credit Facility.

  The Company does not have any current material commitments for capital expenditures.

  On June 30, 1999, the Company refinanced its Credit Facility with Harris Trust and Savings Bank as agent bank, the same commercial bank that provided the Prior Credit Facility. The new Credit Facility consists of three separate facilities: (i) the $35.0 million Revolving Credit Facility maturing on June 30, 2002; (ii) $65.0 million Acquisition Credit Facility maturing on June 15, 2005, which includes the requirement to convert all of the borrowings outstanding thereunder on each of June 30, 2000, 2001 and 2002 to one or more seven-year term loans with balloon payments due on June 15, 2005 (the "Term Loans"); and (iii) the $40.0 million Year 2000 Credit Facility, available from January 1, 2000 through June 30, 2000, to finance government related accounts receivable which are unpaid due to difficulties related to the year 2000. The total amount drawn under the Credit Facility may not exceed $140.0 million. The Credit Facility contains operating and financial covenants, including, without limitation, requirements to maintain leverage and debt service coverage ratios and minimum tangible net worth. In addition, the Credit Facility includes customary covenants relating to the delivery of financial statements, reports, notices and other information, access to information and properties, maintenance of insurance, payment of taxes, maintenance of assets, nature of business, corporate existence and rights, compliance with applicable laws, including environmental laws, transactions with affiliates, use of proceeds, limitation on indebtedness, limitations on liens, limitations on certain mergers and sales of assets, limitations on stock repurchases, and limitation on debt payments and other distributions including prepayment or redemption of the Company's Senior Subordinated Notes due 2008. The Credit Facility contains certain events of default after expiration of applicable grace periods, including defaults relating to: (i) nonpayment of principal, interest, fees or other amounts; (ii) violation of covenants; (iii) material inaccuracy of representations and warranties; (iv) bankruptcy; (v) material judgments; (vi) certain ERISA liabilities; and (vii) actual or asserted invalidity of any loan documents.

  Effective as of October 8, 1999, December 21, 1999 and March 1, 2000 the new Credit Facility was amended. In addition to approving certain acquisitions by the Company, the October amendment permits the Company to capitalize and provide working capital to certain affiliates of the Company which own or operate a segment of the business in jurisdictions where, pursuant to the laws of such jurisdictions, the Company itself is not qualified to own or operate such segments of the business. The December amendment modified the cash leverage ratio, fixed charge coverage ratio and definition of EBITDA under the Credit Facility in connection with the charge recognized by the Company in fiscal 1999 of approximately $23 million, which charge was taken in connection with the write down by the Company of goodwill and other intangible assets. The March amendment adjusted the net worth and rescinded the Y2K Revolving Credit Commitment. See, "--Results of Operations--Special Charges." In connection with the December amendment, the Company paid Harris Trust and Savings Bank a fee of $525,000.

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

Recent Developments

  On November 2, 2000, the Company announced that it had entered into an Agreement and Plan of Merger, dated November 1, 2000, by and among the Company, Fresenius Medical Care AG, ("FMC"), Edmund Acquisition Sub, Inc. and certain stockholders of the Company (the "Merger Agreement"). The Merger Agreement provides for a merger of the Company with and into Edmund Acquisition Sub, Inc. While the merger is anticipated by management to be completed in the first calendar quarter of 2001, because all the conditions of the Merger Agreement have not been met, the exact timing for consummation of the merger is uncertain at this time. Therefore, the Company's Form 10-K has been prepared so as to describe its business in an ongoing manner, thus providing an understanding of the Company's strategies, business and ongoing obligations as they existed at the end of its fiscal year ended September 30, 2000 for which this report is filed. Further information can be found in the Form 8-K filed by the Company with respect to the Merger Agreement on November 14, 2000.

  On November 15, 2000, in connection with the Merger Agreement, FMC announced a tender offer and consent solicitation for the Company's 9 3/4% Senior Subordinated Notes due 2008 (the "Notes"). On December 1, 2000, following the tender by holders possessing a majority of the Notes, the Company and its subsidiaries which are guarantors under the Indenture, dated May 5, 1998 by and among the Company, the Subsidiary Guarantors and American National Bank and Trust Company of Chicago, as trustee (the "Subsidiary Guarantors") executed a Supplemental Indenture which implements amendments to the Indenture. These amendments to the Indenture shall be effective upon the later of the consummation of the transactions under the Merger Agreement or the expiration of the tender offer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk from changes in interest rates. To reduce such risk, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for trading purposes.

  A discussion of the Company's accounting policies for derivative financial instruments is included in Note 3, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements, and further disclosure is included in Note 11, Long-Term Debt.

  The Company's earnings are affected by changes in interest rates as a result of its variable rate borrowings under the Credit Facility. In August 2000, the Company entered into an interest rate cap to reduce the impact of increases in interest rates on its floating rate debt. The differential received under the agreement is recognized as an adjustment to interest expense. Based on 2000 and 1999 year-end balances, it is estimated that a 1% increase in interest rates would not have a material impact on interest expense or income before taxes. This analysis does not take into effect other changes that might occur in the economic environment as a whole due to such changes in short-term interest rates.

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

--------------------------------------------------------------------------------
                                    PART III

--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are as follows:

Name                      Age                                Position
----                      ---                                --------
Craig W. Moore..........   56 Chairman of the Board of Directors, Chief Executive Officer
Arthur M. Morris, M.D...   61 President and Director
Martin P. Fox...........   46 Senior Vice President of Strategic Development and Director
Michael J. Carbon,
 M.D....................   60 Senior Vice President and Director
Paul Zabetakis, M.D.....   53 Executive Vice President and Chief Operating Officer, Dialysis Services
James E. Becks..........   50 Chief Executive Officer, Contract Services
Lawrence D. Damron......   54 Chief Financial Officer
Paul Balter, M.D........   61 Chief Medical Officer, Secretary, Treasurer and Director
Thomas D. Creel.........   53 Vice President of Business Development-Northern U.S. and Director
Alan M. Berry...........   56 Director
George Dunea, M.D.......   67 Director
Ashutosh Gupta, M.D.....   53 Director
Douglas Mufuka, M.D.....   60 Director

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

  Dr. Zabetakis is the Executive Vice President and Chief Operating Officer of the Company's Dialysis Services business with responsibility for operations of the chronic dialysis centers. Dr. Zabetakis joined Everest in this capacity in November of 1999. Previously, he had served various other roles with the Company including Vice-Chairman--Quality Improvement Committee, Medical Director--Peritoneal Dialysis, and Medical Director for Renal Disease Management Services. Dr. Zabetakis received his undergraduate degree from Washington and Jefferson College in Washington, Pennsylvania and received his Doctorate of Medicine from the University of Tennessee College of Medicine in Memphis. Dr. Zabetakis completed his Fellowship in Nephrology at Yale University School of Medicine and is a graduate of the Kellogg Graduate School of Management's Advanced Executive Program. Dr. Zabetakis also has been a practicing physician in Nephrology at Lenox Hill Hospital in New York City where he was also the Associate Chief of Nephrology and the Director of Home Peritoneal Dialysis.

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

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth information with respect to the cash compensation paid by the Company for services rendered during the fiscal years ended September 30, 2000, 1999 and 1998 to the chief executive officer and the four other most highly compensated executive officers (the "Named Executive Officers") of the Company:

       Summary Compensation Table for the Fiscal Years Ended September 30

                                                 Annual          Long Term
                                              Compensation      Compensation
                                            ------------------- ------------
                                                                 Securities
                                                                 Underlying   All Other
     Name and Principal Position       Year  Salary      Bonus  Options (#)  Compensation
     ---------------------------       ---- --------    ------- -----------  ------------
Craig W. Moore,
 Chairman and Chief Executive
 Officer.............................. 2000 $430,000(1) $             --       $ 6,935(2)
                                       1999  430,000(1)     --        --        13,104(2)
                                       1998  416,000(1)  62,000       --        19,540(2)
Lawrence D. Damron(4)
 Chief Financial Officer.............. 2000 $241,250    $35,000       --       $ 4,881(7)
                                       1999   61,462        --     70,000          --
                                       1998      --         --        --           --
Martin Fox,
 Executive Vice President and General
 Manager.............................. 2000 $217,500(1) $             --       $ 7,067(5)
                                       1999  205,000(1)     --        --        13,104(6)
                                       1998  205,000(1)  19,479       --        21,242(6)
Thomas Creel,
 Vice President of Business
 Development-- Northern U.S........... 2000 $205,000(1) $             --       $ 7,434(6)
                                       1999  205,000(1)     --        --        13,056(7)
                                       1998  205,000(1)  19,479       --        17,583(7)
Paul Zabetakis, M.D.
 Executive Vice President and Chief
 Operating Officer, Dialysis
 Services............................. 2000 $193,725    $   --        --       $ 1,661(3)
                                       1999      --         --        --           --
                                       1998      --         --        --           --

--------
(1) Does not include compensation for service as a director of the Company. Director compensation is set forth below.
(2) Includes profit sharing contributions of $0, $8,104 and $15,533 in fiscal 2000, 1999 and 1998, respectively and 401(k) plan matching contributions of $6,935, $5,000 and $4,007 in fiscal 2000, 1999 and 1998, respectively.
(3) Includes profit sharing contributions of $0 in fiscal 2000 and 401(k) plan matching contributions of $1,661 in fiscal 2000.
(4) Mr. Damron was hired by the Company as its Chief Financial Officer, effective June 28, 1999.
(5) Includes profit sharing contributions of $0 $8,104 and $15,533 in fiscal 2000, 1999 and 1998, respectively and 401(k) plan matching contributions of $7,067, $5,000 and $5,709 in fiscal 2000, 1999 and 1998, respectively.
(6) Includes profit sharing contributions of $0, $8,104 and $15,533 in fiscal 2000, 1999 and 1998, respectively and 401(k) plan matching contributions of $7,434, $4,952 and $2,050 in fiscal 2000, 1999 and 1998, respectively.
(7) Includes profit sharing contributions of $0 in fiscal 2000, 1999 and 1998, and 401(k) plan matching contributions of $4,881, $0 and $0 in fiscal 2000, 1999 and 1998 respectively.

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

  The Company and Mr. Damron entered into an employment agreement dated June 28, 1999. The contract covers a five-year period from the effective date, subject to prior termination upon the employee's resignation or death (or, at the option of the Company, upon the employee's permanent disability). The agreement calls for a base salary at the rate of $235,000 per year (or a greater amount as determined by the Board in its discretion), in addition to bonus compensation, insurance and certain other benefits including a possible success bonus of $400,000 if the Company is sold before September 30, 2002, and if Mr. Damron is employed by the Company at such time. In connection with his employment Mr. Damron also received options to purchase 70,000 shares of common stock of the Company at an exercise price of $13.05 per share. The agreement also provides for a two-year post termination covenant not to compete.

  In connection with the acquisition of Home Dialysis of America, Inc. ("HDA"), the Company entered into employment agreements with Messrs. Fox and Creel. Each of these agreements was effective June 20, 1996 and provides for an initial term of three years, subject to (i) an automatic two-year extension if certain revenue goals are achieved, and (ii) two-year extensions from time to time at the option of the Company. Messrs. Fox and Creel are each entitled to receive an annual salary of $205,000 for the first five years. Mssr. Fox's annual salary was increased to $230,000 effective March 2000 to compensate for additional management responsibilities. The agreements provide for a 10% salary increase if the agreement is extended on the fifth anniversary of its effective date and a 6% salary increase if the agreement is extended on the seventh or any later anniversary of the effective date. The agreements also provide that Messrs. Fox and Creel are entitled to participate in Everest's general bonus plan as well as a special incentive plan pursuant to which the former shareholders of HDA (including Messrs. Fox and Creel) in the aggregate may be entitled to receive up to 2% of Everest's common stock. The agreements provide for insurance and other benefits commensurate with those generally provided to officers of the Company. If either of these agreements is terminated: (i) by the Company without cause (as defined); (ii) due to the employee's permanent disability; or (iii) by the employee for good reason (as defined), the employee will be entitled to receive as severance (A) his base salary for the greater of one year or the then remaining employment period and (B) if the employment agreement is terminated after the sixth month of any fiscal year, his prorated bonus for such partial fiscal year; provided, however, that if the agreement is terminated prior to June 20, 1999 by the Company without cause or by the employee for good reason, the employee will be entitled to receive his base salary through June 19, 2001 as well as the amount, if any, payable pursuant to clause (A) above. If an agreement expires on the fifth anniversary of the effective date and the Company has not offered the employee an extension, the employee will be entitled to his base salary for one year following the expiration date, in addition to any bonus payable in accordance with the preceding sentence. The agreements contain restrictive covenants that prohibit Messrs. Fox and Creel from competing with the Company for at least two years following termination of employment.

  The Company and Mr. Becks entered into an employment agreement dated August 10, 1998, covering an employment term extending until November 1, 2001. The agreement provides for an annual salary of $126,500 (or a greater amount as determined by the Board), in addition to potential bonus compensation, insurance and certain other benefits including a possible success bonus of $150,000 if the Company is sold. In December 2000, the Company amended Mr. Becks' employment agreement to clarify that the success bonus will be payable regarding of the closing date if such sale is pursuant to the Merger Agreement. The agreement also provides for a two-year post termination covenant not to complete.

  The Company and Dr. Zabetakis entered into an employment agreement dated November 15, 1999, covering an employment term extending until November 15, 2004, subject to prior termination upon the employee's resignation or death (or, at the option of the Company, upon the employee's permanent disability). The agreement calls for a base salary at the rate of $225,000 per year (or a greater amount as determined by the Board in its sole discretion), in addition to bonus compensation, insurance and other benefits including a possible success bonus of $200,000 if the Company is sold before September 30, 2002, and if Dr. Zabetakis is employed by the Company at such time. In connection with his employment, Dr Zabetakis also received options to purchase 60,000 shares of common stock of the Company at an exercise price of $13.05 per share. The agreement also provides for a covenant not to compete extending until two years from the termination of employment. In November 2000, the Company and Dr. Zabetakis amended this employment agreement to narrow the scope of activities covered by the covenant not to compete.

Stock Option Plans

  Pursuant to the Company's 1998 Stock Award Plan (the "Plan"), the Company has granted to certain employees and medical directors options to purchase shares of the Company's common stock. As of September 30, 2000, options to purchase a total of 526,500 shares of common stock had been granted and are outstanding under the Plan at an exercise price of $7.50 per share, options to purchase a total of 1,111,800 shares of common stock had been granted and are outstanding under the Plan at an exercise price of $9.10 per share, and options to purchase a total of 315,119 shares of common stock had been granted under the Plan at an exercise price of $13.05 per share. Such options vest in four equal increments on each of the first four anniversaries of their respective grant dates. Such options expire after a ten-year period, or earlier if an employee is terminated for cause or voluntarily terminates employment other than through retirement. The options will become fully exercisable upon termination of employment by reason of death, disability or retirement or upon a change of control of the Company. In the case of an employee whose employment is terminated for a reason other than cause, the Company may in its sole discretion purchase the option for an amount equal to the aggregate per share fair market value minus the aggregate per share exercise price.

Option Grants in Last Fiscal Year

  There were 60,000 stock options granted by the Company to the Named Executive Officers during the fiscal year ended September 30, 2000.

                         Fiscal Year-End Option Values

  The following table contains information regarding the Named Executive Officers' unexercised options as of September 30, 2000. None of the Named Executive Officers exercised any options during the fiscal year ended September 30, 2000:

                         Number of Shares Underlying        Value of Unexercised in-the-
                          Unexercised Options as of         Money Options as of September
                         September 30, 2000 (#) (1)                 30, 2000 ($)
                         -------------------------------    ----------------------------------
Name                     Exercisable      Unexercisable      Exercisable        Unexercisable
----                     -----------      -------------      -----------        -------------
Craig W. Moore(2).......          45,499             5,085                 --                   (4)
Lawrence D. Damron......          17,500            52,500                 --                   (4)
Paul Zabetakis,
 M.D.(3)................             --             60,000                 --                   (4)
Martin Fox..............             --                --                  --                  --
Thomas Creel............             --                --                  --                  --

--------
(1) These options were originally issued in February 1997 and were subsequently terminated and replaced by options with identical terms on February 5, 1998 pursuant to the reorganization of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-- Reorganization" and "Certain Relationships and Related Transactions--Peak."
(2) The options shown for Mr. Moore represent the maximum number of options indirectly granted to him through Peak Liquidating. The actual number of options Mr. Moore is entitled to receive will vary depending on the valuation of certain assets of Peak Liquidating or Peak.
(3) Dr. Zabetakis was hired by the Company as its Executive Vice President and Chief Operating Officer, Dialysis Services effective November 15, 1999.
(4) Everest is a privately held company. There is no market for its securities, and no valuation of Everest for the purpose of determining its value as of September 30, 2000 has been undertaken.

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

  Incentive Stock Options. Stock options are granted to executive officers and other employees of the Company as a means of providing long-term incentives. The Compensation Committee believes that stock options encourage increased performance by the Company's employees, including its officers, and align the interests of the Company's employees with the interests of the Company's stockholders. Dr. Paul Zabetakis received 60,000 stock options in fiscal 2000.

  Cash Bonus Awards. The Compensation Committee considers on an annual basis whether to pay cash bonuses to some or all of the Company's employees, including the Company's executive officers.

  Chief Executive Officer's Compensation. The base salary for Mr. Moore ($430,000) for fiscal 2000 was governed by the terms of an employment agreement effective January 1, 1997. See "--Employment Agreements." Mr. Moore received no stock options or cash bonus during fiscal 2000.

                                          COMPENSATION COMMITTEE

                                          Arthur M. Morris, M.D.
                                          Paul Balter, M.D.
                                          Michael J. Carbon, M.D.
                                          Craig W. Moore
                                          Martin Fox

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the number of shares of common stock beneficially owned as of December 27, 2000 by: (i) each person who is known by the Company to beneficially own more than 5% of the outstanding common stock;
(ii) each director of the Company; (iii) each Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person and the percentage ownership of that person includes shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 27, 2000.

                                                            Number of  Percent
                                                              Shares     of
      Name                                                    Owned     Total
      ----                                                  ---------  -------
      Peak Liquidating, L.L.C.(1)(2)(3)....................  2,880,600  21.0%
      Arthur M. Morris, M.D.(3)(4)(5)(6)...................  1,966,901  15.3
      Paul Balter, M.D.(3)(4)(5)...........................    824,226   6.4
      Michael J. Carbon, M.D.(3)(4)(5).....................    811,043   6.3
      George Dunea, M.D. Revocable Trust(3)(4)(5)..........    811,043   6.3
      Ashutosh Gupta, M.D.(3)(4)(5)........................    811,043   6.3
      Douglas Mufuka, M.D.(3)(4)(5)........................    811,043   6.3
      Fox-McCarthy Family Limited Partnership,
       L.L.P.(7)(8)........................................    797,500   6.2
      AJ BCA, Ltd.(7)(9)...................................    780,000   6.1
      Craig W. Moore(3)(4)(10).............................    615,201   4.8
      Thomas Creel(7)......................................    532,366   4.1
      Paul Zabetakis, M.D.(13).............................    140,000   1.1
      James E. Becks(11)...................................     47,100     *
      Alan M. Berry(12)....................................        --    --
      Lawrence D. Damron...................................     17,500     *
      All executive officers and directors as a
       group(14)(15)....................................... 11,845,566  85.8

--------
*   Less than 1.0%.
 (1) The members of Peak Liquidating are Arthur M. Morris, M.D., Paul Balter, M.D., Michael J. Carbon, M.D., George Dunea, M.D. Revocable Trust, Ashutosh Gupta, M.D., Douglas Mufuka, M.D., and Craig W. Moore.
 (2) Includes options to purchase 880,600 shares which are exercisable within 60 days of December 27, 2000.
 (3) Subject to the Shareholders Agreement dated as of November 30, 1997 and the Restricted Stock Agreement dated as of November 30, 1997. See "Certain Relationships and Related Transactions--Shareholders Agreements."
 (4) Does not include shares beneficially owned by Peak Liquidating, of which shares the members of Peak Liquidating share voting and dispositive control and may be deemed to be beneficial owners.
 (5) Does not include options to purchase shares indirectly granted through Peak Liquidating.
 (6) Includes 1,000,000 shares held by KC Partners, a nominee of Dr. Morris and 966,901 shares held by the Arthur M. Morris, M.D. Revocable Trust.

 (7) Subject to the Shareholders Agreement dated as of November 30, 1997. See "Certain Relationships and Related Transactions--Shareholders Agreements."
 (8) The Fox Revocable Trust (the "Fox Trust") is the general partner of Fox-McCarthy Family Limited Partnership, L.L.P. Martin P. Fox is a trustee of the Fox Trust.
 (9)AJ BCA, Ltd. is a Partnership of which Anthony Unruh is the general partner.
(10) Includes 1,532 shares held by each of (i) Lauren Moore and (ii) Jeffrey Moore, and 612,137 shares held by Moore Investments, LLC.
(11) Includes options to purchase 47,100 shares which are exercisable within 60 days of December 27, 2000.
(12) Excludes participations in value of Peak Liquidating to which such person may be entitled pursuant to an agreement with members of Peak Liquidating.
(13) Includes options to purchase 15,000 shares which are exercisable within 60 days of December 27, 2000.
(14) Includes shares held indirectly through Peak Liquidating.
(15) Includes options to purchase 960,200 shares which are exercisable within 60 days of December 27, 2000.

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

  The Company and NANI-IL have entered into a medical director and administrative services agreement (the "Administrative Services Agreement"). Under the terms of the Administrative Services Agreement, NANI-IL provides services to the Company relating to the development and implementation of medical policies and procedures, as well as medical director services to certain chronic dialysis facilities operated by the Company and its subsidiaries. The Company pays NANI-IL an annual consulting fee of $1,284,920, plus an incentive amount for medical director services not greater than $80,080 (25% of the calculated value of the medical director component) in any year in the event the medical directors cause the facilities for which they provide medical director services to meet certain quality, utilization and other performance measurements. Additionally, individual NANI physicians have their Everest medical director fees paid directly to NANI. In fiscal 2000, the total of the above fees paid to NANI-IL was $2,535,716.

  Pursuant to a management service agreement (the "Management Agreement"), the Company provides certain administrative and accounting services to NANI-IL, including services related to billing and collections. Under the terms of the Management Agreement, NANI-IL pays the Company an annual fee of $825,000, plus a fixed fee for each acute treatment billed and administered by the Company on behalf of NANI-IL. In fiscal 2000, NANI-IL paid the Company $1,600,000 pursuant to the terms of the Management Agreement.

  Each of the above-described agreements between the Company and NANI-IL is for a period of five years, renewable for consecutive one-year periods thereafter. After the initial five-year period which will end on October 1, 2002, the agreements may be terminated upon 90 days' notice by either party. NANI-IL also has an outstanding loan payable to the Company of approximately $6,811,000 plus short-term working capital advances of approximately $929,000 outstanding as of September 30, 2000. The loan payable bears interest at prime plus 1% and is due on demand.

  Pursuant to a lease assigned to the Company in June 1998, the Company leases 2,284 square feet of office space to NANI-IL at an annual rent of $38,348, payable monthly. The lease term expires in October 2002.

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

  Three M&L Partnership. Three M&L Partnership, an Illinois general partnership ("3M&L"), owns various properties on which certain dialysis facilities of the Company and its subsidiaries are located. The partners of 3M&L are Arthur Morris, the President and a director of the Company, and Robert Muehrcke, a shareholder of the Company. Pursuant to the terms of the lease arrangements with 3M&L, the Company and its subsidiaries, in fiscal 2000, collectively paid 3M&L $132,000. All leases are currently in month-to-month renewal periods.

  Security General. An Illinois general partnership, Security General Partnership ("Security General") is owned collectively by the Founding Directors and John Bourke, the Company's former Chief Financial Officer. Security General owns a 6.67% interest in Infinity Insurance, Ltd., ("Infinity") an entity which provides property and casualty and workers compensation insurance to the Company and its subsidiaries. The annual premiums paid by the Company and its subsidiaries to Infinity in the last policy year were approximately $2,206,000.

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

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  (b) The exhibits filed as a part of this report are listed in the accompanying Index to Exhibits.

  (c) In November 2000, the Company filed Form 8-K announcing the Company's proposed merger with Fresenius.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of December, 2000.

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

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board,        December 27, 2000
____________________________________  Chief Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

      /s/ Arthur M. Morris           Director                      December 27, 2000
____________________________________
       Arthur M. Morris, M.D.

        /s/ Martin P. Fox            Director                      December 27, 2000
____________________________________
           Martin P. Fox

      /s/ Michael J. Carbon          Director                      December 27, 2000
____________________________________
      Michael J. Carbon, M.D.

     /s/ Lawrence D. Damron          Chief Financial Officer       December 27, 2000
____________________________________  (principal financial
         Lawrence D. Damron           officer and accounting
                                      officer)

         /s/ Paul Balter             Director                      December 27, 2000
____________________________________
         Paul Balter, M.D.

       /s/ Thomas D. Creel           Director                      December 27, 2000
____________________________________
          Thomas D. Creel

        /s/ Alan M. Berry            Director                      December 27, 2000
____________________________________
           Alan M. Berry

        /s/ George Dunea             Director                      December 27, 2000
____________________________________
         George Dunea, M.D.

       /s/ Ashutosh Gupta            Director                      December 27, 2000
____________________________________
        Ashutosh Gupta, M.D.
       /s/ Douglas Mufuka            Director                      December 27, 2000
____________________________________
        Douglas Mufuka, M.D.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of December, 2000.

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

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chairman of the Board, Chief  December 27, 2000
____________________________________  Executive Officer
           Craig W. Moore             (principal executive
                                      officer)

     /s/ Lawrence D. Damron          Chief Financial Officer       December 27, 2000
____________________________________  (principal financial
         Lawrence D. Damron           officer and accounting
                                      officer) and a Director


        /s/ Paul Balter              Director                      December 27, 2000
____________________________________
            Paul Balter


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of December, 2000.

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

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chief Executive Officer       December 27, 2000
____________________________________  (principal executive
           Craig W. Moore             officer)

     /s/ Lawrence D. Damron          Chief Financial Officer       December 27, 2000
____________________________________  (principal financial
         Lawrence D. Damron           officer and accounting
                                      officer)

Home Dialysis of America, Inc.

      /s/ Craig W. Moore           Sole Member                   December 27,
By:____________________________                                  2000
 Craig W. Moore  Chairman and
    Chief Executive Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of December, 2000.

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

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Craig W. Moore            Chief Executive Officer       December 27, 2000
____________________________________  (principal executive
           Craig W. Moore             officer)

     /s/ Lawrence D. Damron          Chief Financial Officer       December 27, 2000
____________________________________  (principal financial
         Lawrence D. Damron           officer and accounting
                                      officer)

North Buckner Dialysis Center, Inc.

      /s/ Craig W. Moore           General Partner               December 27,
By:____________________________                                  2000
 Craig W. Moore  Chairman and
    Chief Executive Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of December, 2000.

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

             Signature                           Title                    Date
             ---------                           -----                    ----


        /s/ Craig W. Moore           Chief Executive Officer       December 27, 2000
____________________________________  (principal executive
           Craig W. Moore             officer)

      /s/ Lawrence D. Damron         Chief Financial Officer       December 27, 2000
____________________________________  (principal financial
         Lawrence D. Damron           officer and accounting
                                      officer)



Everest Healthcare Services Corporation

    /s/ Craig W. Moore             Sole Member                   December 27,
By: ___________________________                                  2000
      Craig W. Moore
 Chairman and Chief Executive
            Officer

                                 EXHIBIT INDEX

  EXHIBIT
    NO.
  -------

 *2.1      Plan and Agreement of Merger dated June 28, 1999 by and
           between Ohio Valley Dialysis Centers, Inc., Northwest Indiana
           Dialysis Centers, Inc. and Lake Avenue Dialysis Centers, Inc.
 *2.2      Certificate of Merger and Agreement of Merger dated September
           30, 1999 by and between Home Dialysis of Fairfield, Inc., Home
           Dialysis of Columbus, Inc., Home Dialysis of Dayton, Inc. and
           Dialysis Specialists of Central Cincinnati, Ltd.
 *2.3      Agreement and Plan of Merger dated October 31, 1999 by and between North Buckner Dialysis Center, Inc., Hemo Dialysis of
           Amarillo, LLC, Dialysis Specialists of South Texas, LLC,
           Amarillo Acute Dialysis Specialists, LLC and Dialysis
           Specialists of Corpus Christi, LLC.
 *3.1      Certificate of Incorporation of the Company.
 *3.2      By-laws of the Company, as amended.
 *3.3      Articles of Incorporation of Con-Med Supply Company, Inc.
 *3.4      By-laws of Con-Med Supply Company, Inc.
 *3.5      Articles of Incorporation of Continental Health Care, Ltd.
 *3.6      By-laws of Continental Health Care, Ltd.
 *3.7      Articles of Incorporation of DuPage Dialysis, Ltd.
 *3.8      By-laws of DuPage Dialysis, Ltd.
 *3.9      Certificate of Incorporation of Everest Management, Inc.
 *3.10     By-laws of Everest Management, Inc.
 *3.11     Articles of Incorporation of Home Dialysis of America, Inc.
 *3.12     By-laws of Home Dialysis of America, Inc.
 *3.13     Articles of Incorporation of Home Dialysis of Dayton, Inc.
 *3.14     By-laws of Home Dialysis of Dayton, Inc.
 *3.15     Articles of Incorporation of Mercy Dialysis Center Inc.
 *3.16     By-laws of Mercy Dialysis Center Inc.
 *3.17     Articles of Incorporation of New York Dialysis Management,
           Inc.
 *3.18     By-laws of New York Dialysis Management, Inc.
 *3.19     Certificate of Incorporation of North Buckner Dialysis Center,
           Inc.
 *3.20     By-laws of North Buckner Dialysis Center, Inc.
 *3.21     Articles of Incorporation of Ohio Valley Dialysis Center,
           Inc.(1)
 *3.22     By-laws of Ohio Valley Dialysis Center, Inc.(1)
 *3.23     Articles of Incorporation of WSKC Dialysis Services, Inc.
 *3.24     By-laws of WSKC Dialysis Services, Inc.
 *3.25     Certificate of Incorporation of Everest New York Holdings,
           Inc.
 *3.26     By-laws of Everest New York Holdings, Inc.
 *3.27     Certificate of Incorporation of Everest One IPA, Inc.
 *3.28     By-laws of Everest One IPA, Inc.

  EXHIBIT
    NO.
  -------

 *3.29     Certificate of Incorporation of Everest Two IPA, Inc.
 *3.30     By-laws of Everest Two IPA, Inc.
 *3.31     Certificate of Incorporation of Everest Three IPA, Inc.
 *3.32     By-laws of Everest Three IPA, Inc.
 *3.33     Certificate of Formation of Acute Extracorporeal Services,
           L.L.C.
 *3.34     Articles of Incorporation of Home Dialysis of Fairfield,
           Inc.(2)
 *3.35     Code of Regulations of Home Dialysis of Fairfield, Inc.(2)
 *3.36     Certificate of Incorporation of Dialysis Specialists of Tulsa,
           Inc.
 *3.37     By-laws of Dialysis Specialists of Tulsa, Inc.
 *3.38     Certificate of Formation of Northern New Jersey Dialysis,
           L.L.C.
 *3.39     Certificate of Incorporation of Everest Healthcare Texas
           Holding Corp.
 *3.40     By-laws of Everest Healthcare Texas Holding Corp.
 *3.41     Certificate of Limited Partnership of Everest Healthcare
           Texas, L.P.
 *3.42     Limited Partnership Agreement of Everest Healthcare Texas,
           L.P.
 *4.1      Indenture dated as of May 5, 1998, among the Company, the
           Subsidiary Guarantors and American National Bank and Trust
           Company of Chicago, as Trustee.
 *4.2      Purchase Agreement dated April 30, 1998, among the Company, the Subsidiary Guarantors and BT Alex. Brown Incorporated.
 *4.3      Registration Rights Agreement dated May 5, 1998, among the
           Company, the Subsidiary Guarantors and BT Alex. Brown
           Incorporated.
 *4.4      Form of Exchange Note (included in Exhibit 4.1).
 *4.5      Form of Guarantee (included in Exhibit 4.1).
 *4.6      Second Amended and Restated Credit Agreement dated as of May
           18, 1998, among the Company, Harris Trust and Savings Bank, and the Lenders identified therein.
 *4.7      Revolving Credit Note, between the Company and Harris Trust and Savings Bank.
 *4.8      Acquisition Financing Note, between the Company and Harris
           Trust and Savings Bank.
 *4.9      Supplemental Revolving Credit Note, between the Company and
           Harris Trust and Savings Bank.
 *4.10     Amended and Restated Security Agreement, by and among the
           Company, the Debtors (as defined therein) and Harris Trust and
           Savings Bank.
 *4.11     Amended and Restated Guaranty Agreement, by and among the
           Guarantors (as defined therein) and Harris Trust and Savings
           Bank.
 *4.12     Amended and Restated Pledge Agreement, by and among the
           Company, the Pledgors (as defined therein) and Harris Trust and Savings Bank.
 *4.13     Supplemental Indenture dated as of June 18, 1998, between
           Everest New York Holdings, Inc. and American National Bank and
           Trust Company of Chicago, as trustees (the "Trustee").
 *4.14     Supplemental Indenture dated as of June 18, 1998, between
           Everest One IPA, Inc., and the Trustee.
 *4.15     Supplemental Indenture dated as of December 1, 1998, between
           Everest Two IPA, Inc. and the Trustee.

  EXHIBIT
    NO.
  -------

  *4.16    Supplemental Indenture dated as of December 1, 1998, between
           Everest Three IPA and the Trustee.
  *4.17    Supplemental Indenture dated as of December 1, 1998, between
           Acute Extracorporeal Services, L.L.C. and the Trustee.
  *4.18    Supplemental Indenture dated as of February 28, 1999, between
           Dialysis Specialists of Central Cincinnati, Ltd. and the
           Trustee.
  *4.19    Supplemental Indenture dated as of March 1, 1999, between Home
           Dialysis of Fairfield, Inc. and the Trustee.
  *4.20    Supplemental Indenture dated as of March 1, 1999, between Home
           Dialysis of Columbus, Inc. and the Trustee.
  *4.21    Third Amendment to Second Amended and Restated Credit
           Agreement.
  *4.22    Supplemental Indenture dated as of April 30, 1999 between
           Dialysis Specialists of Tulsa, Inc. and the Trustee.
  *4.23    Supplemental Indenture dated as of June 30, 1999 between
           Northern New Jersey Dialysis, L.L.C. and the Trustee.
  *4.24    Amended and Restated Credit Agreement.

  *4.25    Supplemental Indenture dated as of October 31, 1999 between
           Everest Healthcare Texas, L.P., and American National Bank and
           Trust Company of Chicago, as Trustee.
  *4.26    Supplemental Indenture dated as of October 31, 1999 between
           Everest Healthcare Texas Holding Corp. and American National
           Bank and Trust Company of Chicago, as Trustee.
  *4.27 First Amendment to Amended and Restated Credit Agreement dated as of October 8, 1999.
  *4.28 Second Amendment to Amended and Restated Credit Agreement dated as of December 21, 1999.
   4.29    Third Amendment to Amended and Restated Credit Agreement.


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

  EXHIBIT
    NO.
  -------

 *10.13    Medical Asset Purchase Agreement.
 *10.14    Employment and Non-Competition Agreement with James E. Becks dated August 10, 1998.
 *10.15    Employment and Non-Competition Agreement with Nicki M. Norris dated August 10, 1998.
 *10.16    1998 Stock Award Plan.
 *10.17    Employment Agreement of Lawrence D. Damron.
 *10.18    Employment Agreement effective November 15, 1999 by and
           between Paul Zabetakis, M.D. and the Company.
    21     Subsidairies of the Company.
    27     Financial Data Schedule.

--------
*Previously filed with the Securities and Exchange Commission as an Exhibit incorporated herein by reference.
(1) The name of Ohio Valley Dialysis Center, Inc. was changed to Everest Healthcare Indiana, Inc.
(2) The name of Home Dialysis of Fairfield, Inc. was changed to Everest Healthcare Ohio, Inc.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended September 30, 1998, 1999 and 2000

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Everest Healthcare Services Corporation

  We have audited the accompanying consolidated balance sheets of Everest Healthcare Services Corporation and subsidiaries (the Company) as of September 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everest Healthcare Services Corporation and subsidiaries at September 30, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Chicago, Illinois
December 8, 2000

                    EVEREST HEALTHCARE SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                 (in thousands except share and per share data)

                                                              September 30,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
ASSETS
------
Current assets:
  Cash and cash equivalents................................ $  3,381  $  4,222
  Patient accounts receivable, less allowance of $11,119
   and $9,869..............................................   47,411    54,440
  Refundable income taxes..................................    3,008     2,150
  Other receivables........................................    3,006     2,248
  Medical supplies inventories.............................    3,542     4,493
  Deferred income taxes....................................    5,150     3,596
  Prepaid expenses and other...............................      311       607
                                                            --------  --------
    Total current assets...................................   65,809    71,756
Property and equipment, net................................   31,665    38,321
Goodwill, net..............................................   73,448    76,618
Deferred financing costs, net..............................    6,563     5,770
Other intangible assets, net...............................    2,671     3,615
Investments in and advances to affiliated companies........    8,902     8,773
Deferred income taxes......................................    5,998     6,888
Other assets...............................................    1,217     1,190
                                                            --------  --------
                                                            $196,273  $212,931
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable.........................................  $12,824  $ 19,021
  Accrued liabilities......................................   17,206    17,285
  Current portion of long-term debt........................      801     4,760
  Current portion of capital lease obligations.............      367       154
                                                            --------  --------
    Total current liabilities..............................   31,198    41,220
Long term debt, less current portion ......................  121,653   126,223
Capital lease obligations, less current portion............      402       159
Minority interests.........................................    1,735     2,288
Stockholders' equity:
  Common stock, $.001 par value, 20,000,000 shares
   authorized; 12,841,414 shares issued and outstanding....       13        13
  Additional paid-in capital...............................   55,171    54,534
  Accumulated deficit......................................  (13,899)  (11,506)
                                                            --------  --------
    Total stockholders' equity.............................   41,285    43,041
                                                            --------  --------
                                                            $196,273  $212,931
                                                            ========  ========

                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)

                                                  Years ended September 30,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
Net revenues....................................  $147,475  $184,918  $233,563
Operating expenses:
  Patient care costs............................   102,644   131,634   167,698
  General and administrative....................    23,286    24,328    27,868
  Special charges...............................       --     22,959       --
  Provision for bad debts.......................     2,727     7,360     6,302
  Depreciation and amortization.................     6,927    10,479    12,285
                                                  --------  --------  --------
    Total operating expenses....................   135,584   196,760   214,153
                                                  --------  --------  --------
Income (loss) from operations...................    11,891   (11,842)   19,410
Nonoperating income (expense):
  Interest expense..............................    (7,884)  (12,567)  (14,299)
  Interest income...............................     1,952     1,483       971
  Equity in earnings of affiliates..............     1,784       586       472
  Minority interests in earnings................      (516)     (843)     (870)
                                                  --------  --------  --------
                                                    (4,664)  (11,341)  (13,726)
                                                  --------  --------  --------
Income (loss) before income taxes and cumulative
 effect of change in accounting.................     7,227   (23,183)    5,684
Income tax expense (benefit)....................     3,541    (6,827)    3,291
                                                  --------  --------  --------
Income (loss) before cumulative effect of change
 in accounting..................................     3,686   (16,356)    2,393
Cumulative effect of change in accounting ......       --        615       --
                                                  --------  --------  --------
Net income (loss)...............................  $  3,686  $(16,971) $  2,393
                                                  ========  ========  ========


                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (in thousands except share and per share data)

                                                 Retained
                                    Additional   Earnings
                             Common  Paid-In   (Accumulated  Equity
                             Stock   Capital     Deficit)   Interests   Total
                             ------ ---------- ------------ ---------  -------
Balance at September 30,
 1997......................   $--    $   --      $    --    $ 32,998   $32,998
Distributions to members...    --        --           --      (7,808)   (7,808)
Net income October 1, 1997
 to November 30, 1997......    --        --           --         614       614
Reorganization.............      9    25,795          --     (25,804)      --
Acquisition of minority
 interests.................      4    26,606          --         --     26,610
Issuance of common stock
 for acquisitions..........    --      2,770          --         --      2,770
Net income December 1, 1997
 to September 30, 1998.....    --        --         3,072        --      3,072
                              ----   -------     --------   --------   -------
Balance at September 30,
 1998......................     13    55,171        3,072        --     58,256
Net loss...................    --        --       (16,971)       --    (16,971)
                              ----   -------     --------   --------   -------
Balance at September 30,
 1999......................     13    55,171      (13,899)       --     41,285
Redemption of common
 stock.....................    --       (850)         --         --       (850)
Issuance of common stock...    --        213          --         --        213
Net income.................    --        --         2,393        --      2,393
                              ----   -------     --------   --------   -------
Balance at September 30,
 2000......................   $ 13   $54,534     $(11,506)  $    --    $43,041
                              ====   =======     ========   ========   =======


                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands except share and per share data)

                                                 Years ended September 30,
                                                -----------------------------
                                                  1998       1999      2000
                                                ---------  --------  --------
Operating activities
Net income (loss).............................. $   3,686  $(16,971) $  2,393
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Provision for bad debts......................     2,727     7,360     6,302
  Depreciation and amortization................     6,927    10,479    12,285
  Amortization of deferred financing costs.....       466     1,418     1,318
  Special charges..............................       --     22,959       --
  Cumulative effect of change in accounting....       --        615       --
  Deferred income taxes........................    (1,760)  (10,163)      664
  Equity in earnings of affiliates.............    (1,784)     (586)     (472)
  Minority interests in earnings...............       516       843       870
  Changes in operating assets and liabilities
   (net of effect of acquisitions):
    Patient and other accounts receivable......   (13,550)   (1,981)  (11,664)
    Medical supply inventories, prepaid
     expenses, and other assets................       (33)   (8,159)   (1,079)
    Accounts payable, accrued liabilities, and
     other liabilities.........................    10,575       541     6,818
                                                ---------  --------  --------
Net cash provided by operating activities......     7,770     6,355    17,435
Investing activities
Capital expenditures...........................   (12,164)   (6,888)  (11,267)
Acquisition of intangible assets...............   (19,507)      --       (615)
Acquisition of businesses, net of cash
 acquired......................................   (17,371)  (26,158)   (7,444)
(Increase) decrease in amounts due from
 affiliates....................................    (3,954)    6,569      (131)
                                                ---------  --------  --------
Net cash used in investing activities..........   (52,996)  (26,477)  (19,457)
Financing activities
Proceeds from long term debt...................   191,531    60,316    41,512
Payments on long term debt.....................  (129,194)  (46,954)  (36,675)
Payments on capital lease obligations..........      (766)     (516)     (456)
Deferred financing costs.......................    (5,676)   (1,869)     (525)
Distributions to members.......................      (600)      --        --
Proceeds from sale of common stock.............       --        --        213
Distributions to minority shareholders.........       --        --       (356)
Purchase of common stock for treasury..........       --        --       (850)
                                                ---------  --------  --------
Net cash provided by financing activities......    55,295    10,977     2,863
                                                ---------  --------  --------
Increase (decrease) in cash and cash
 equivalents...................................    10,069    (9,145)      841
Cash and cash equivalents at beginning of
 year..........................................     2,457    12,526     3,381
                                                ---------  --------  --------
Cash and cash equivalents at end of year....... $  12,526  $  3,381  $  4,222
                                                =========  ========  ========

                See notes to consolidated financial statements.

                    EVEREST HEALTHCARE SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998, 1999 and 2000
              (in thousands, except for share and per share data)

1. Organization

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

2. Nature of Business

  The Company provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of September 30, 2000, the Company provided dialysis and ancillary services to approximately 6,700 patients through 74 outpatient dialysis centers in 11 states. In addition to its outpatient dialysis center operations, the Company provides acute dialysis services through contractual relationships with 34 hospitals in five states. The Company also operates a business providing extracorporeal services through contractual relationships with 67 hospitals in 13 states.

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

                    EVEREST HEALTHCARE SERVICES CORPORATION

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Medical equipment and furniture and fixtures are depreciated over five to ten years. Buildings are depreciated over 40 years. Leasehold improvements are amortized over the respective lease terms or the service lives of the improvements, whichever is shorter. Depreciation expense was $4,213, $6,610 and $8,463 for the years ended September 30, 1998, 1999 and 2000, respectively.

 Goodwill

  Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company's business combinations. The amounts are being amortized over the estimated remaining economic lives of 25 years. Accumulated amortization of goodwill amounted to approximately $7,032 and $10,487 at September 30, 1999 and 2000, respectively.

 Other Intangible Assets

  Other intangible assets is comprised primarily of covenants not to compete. The covenants not to compete are being amortized over the periods of the agreements (See Note 9). Accumulated amortization of other intangible assets was approximately $224 and $727 at September 30, 1999 and 2000, respectively.

 Deferred Financing Costs

  The costs of obtaining financing are capitalized and are being amortized as interest expense over the term of the related financing using a method which approximates the interest method. Accumulated amortization was $893 and $2,210 as of September 30, 1999 and 2000, respectively.

 Income Taxes

  Deferred taxes have been recognized for the tax consequences of temporary differences by applying the enacted statutory income tax rates applicable to future years of differences between the financial statement carrying amounts and the tax basis of the existing assets and liabilities. A valuation allowance is provided for any deferred tax asset for which it is more likely than not that the asset will not be realized. Changes in the valuation allowance are recognized as a component of income.

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

 Revenue Recognition

  Net revenue is recorded at the estimated net realizable amount from Medicare, Medicaid, commercial insurers and other third-party payors for services rendered and includes estimated revenue adjustments due to

                    EVEREST HEALTHCARE SERVICES CORPORATION
future audits, reviews and investigations. Estimated revenue adjustments are recorded in the period the related services are rendered and such amounts are adjusted in future periods as adjustments become known or as years are no longer subject to audits, reviews and investigations. The Medicare and Medicaid programs reimburse the Company at amounts that are different from the Company's established rates. Contractual adjustments are recorded under these programs for the difference between the amounts billed for these services and the amounts that are reimbursable by third-party payors. A summary of the basis for reimbursement with these payors follows:

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

  Reimbursements from Medicare and Medicaid at established rates approximated 55.1%, 57.2% and 56.4% of net revenues for the years ended September 30, 1998, 1999 and 2000, respectively.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Laws & regulations covering the Medicare and Medicaid programs, are extremely complex. Accordingly, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. Actual results could differ from those estimates.

 Fair Value of Financial Instruments

  The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximates fair value. The carrying amounts reported in the Company's balance sheets for variable-rate long-term debt approximate fair value, as the underlying long-term debt instruments are comprised of notes that are repriced on a short-term basis. The carrying amounts of the amounts due to and from affiliated companies bear interest at prime plus 1% and approximate fair value. The fair value of the Company's 9 3/4% Senior Subordinated Notes, Series B was $86 million at September 30, 2000 based upon trading in the public debt market.

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

                    EVEREST HEALTHCARE SERVICES CORPORATION

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

  At September 30, 1999 and 2000, the Company maintained cash deposits with certain financial institutions which were in excess of federally insured limits.

 Retrospectively Rated Insurance Policy

  The Company is insured under a retrospectively rated policy of a multiemployer captive insurance company for property, casualty, workers compensation and professional liability coverage. Future claims are accrued based on the captive insurance company's experience to date.

 New Accounting Standards

  Effective October 1, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities (SOP 98-5)." SOP 98-5 requires that costs related to start up activities be expensed as incurred. Prior to adoption of SOP 98-5, the Company capitalized certain external costs related to the establishment of new dialysis facilities. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $615 in fiscal 1999, to expense costs that had been previously capitalized. There were no income tax implications to the write-off as these amounts are not deductible for income tax purposes.

  In March, 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The provisions of SOP 98-1 establish guidance on accounting for the costs incurred related to internal use software. The provisions of SOP 98-1 specifically address the accounting for the costs related to designing, developing, obtaining and modifying and/or implementing internal use software. SOP 98-1 requires that companies capitalize qualifying costs incurred during the application development stage. All other costs incurred in connection with an internal use software project are to be expensed as incurred. As a result of adopting SOP 98-1, $1.66 million of software costs were capitalized in the year ended September 30, 2000, resulting in an increase of net income of $687.

Pending Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 issued June 1999, and amended by Statement No. 138, Accounting for certain Derivative Instruments and certain Hedging Activities-- An amendment to FASB Statement 133 issued June
2000), effective for periods beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated a part of a hedge and, if it is, the type of hedge transaction. Adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position. The Company is required to adopt SFAS No. 133 on October 1, 2000.

                    EVEREST HEALTHCARE SERVICES CORPORATION

 Interest Rate Cap Agreement

  The Company purchased an interest-rate cap agreement in August 2000 that is designed to limit its exposure to increasing interest rates on a portion of its term loan under the Credit Facility through August 2003. The interest rate cap entitles the Company to receive a payment from the counterparty equal to the excess, if any, of the hypothetical interest expense (strike price) on the specified notional amount ($10 million) at a current market interest rate over an amount specified in the agreement (7.0%). The only amount the Company is obligated to pay to the counterparty is a yearly premium. The interest rate index specified by the agreement has been and is expected to be highly correlated with the interest rate the Company incurs on the term loan. Payments to be received as a result of the specified interest rate index exceeding the strike price are accrued in other assets and are recognized as a reduction of interest expense (the accrual accounting method). The cost of these agreements is included in other assets and amortized to interest expense ratably during the life of the agreement. The fair value of the interest rate cap, if the Company were to terminate the agreements, was not material at September 30, 2000.

 Reclassifications

  Certain reclassifications have been made to prior years' financial statements to conform to the 2000 presentation.

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

                                                       1998     1999     2000
                                                     -------- -------- --------
      Medicare/Medicaid............................. $ 81,406 $105,840 $131,793
      Other payors..................................   77,328  103,289  134,245
                                                     -------- -------- --------
      Gross revenues................................  158,734  209,129  266,038
      Contractual allowances........................   14,144   26,736   35,059
                                                     -------- -------- --------
      Net patient revenues..........................  144,590  182,393  230,979
      Management fee revenues.......................    2,885    2,525    2,584
                                                     -------- -------- --------
      Total net revenues............................ $147,475 $184,918 $233,563
                                                     ======== ======== ========


5. Investments In and Advances to Affiliated Companies

  The Company uses the equity method of accounting for its investments in the common stock of various companies. Investments in these companies at September 30, 1999, and 2000, amounted to approximately $868 and $625, respectively. Additionally, the Company had approximately $8,034 and $8,148 of advances due from affiliates as of September 30, 1999 and 2000, respectively (see Note 15). The percentages of ownership in these companies range from 10% to 50%. Aggregate balance sheet information of these companies at September 30 is as follows:

                                                                   1999   2000
                                                                  ------ ------
      Current assets............................................. $3,674 $2,825
      Noncurrent assets..........................................  1,285  1,090
      Current liabilities........................................  1,062  1,237
      Noncurrent liabilities.....................................  2,106  1,644

                    EVEREST HEALTHCARE SERVICES CORPORATION

  Aggregate statement of income information of these companies is as follows for the year ended September 30:

                                                         1998    1999    2000
                                                        ------- ------- -------
      Net revenues..................................... $24,063 $10,341 $11,077
      Income from operations...........................   4,466   2,924   3,515
      Net income ......................................   3,473     869   1,832

6. Business Combinations

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

                    EVEREST HEALTHCARE SERVICES CORPORATION

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

  In November 1999, the Company acquired a 100% interest in the non-medical assets of Western New York Artificial Kidney Centers, which consists of three outpatient dialysis facilities located in the Buffalo, New York area. The purchase price, including costs of the transaction, was approximately $6,400. Goodwill of approximately $5,100 and a covenant not to compete of $600 were recognized in the acquisition.

  In December 1999, the Company acquired St. Clare's Dialysis Facility, an outpatient dialysis facility located in Dover, New Jersey. The purchase price, including costs of the transaction, was approximately $1,500. Goodwill of approximately $1,300 and a covenant not to compete of $135 were recognized in the acquisition.

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

7. Leases and Related Party Transactions

 Capital Leases

  Property under capital leases included within property and equipment at September 30 are as follows:

                                                                     1999  2000
                                                                    ------ ----
      Furniture and fixtures....................................... $  604 $614
      Medical equipment............................................  1,004   77
                                                                    ------ ----
                                                                     1,608  691
      Less: Accumulated depreciation...............................    694  335
                                                                    ------ ----
                                                                    $  914 $356
                                                                    ====== ====

                    EVEREST HEALTHCARE SERVICES CORPORATION

  Interest rates on the capital lease obligations ranged from 8.0% to 14.0%. Future minimum lease payments under capital leases with initial or remaining terms of one year or more consisted of the following at September 30, 2000:

      2001................................................................ $154
      2002................................................................  139
      2003................................................................   37
                                                                           ----
      Total minimum lease payments........................................  330
      Amounts representing interest.......................................   17
                                                                           ----
      Present value of minimum lease payments.............................  313
      Less: Current portion...............................................  154
                                                                           ----
                                                                           $159
                                                                           ====

 Operating Leases

  Prior to June 1998, the Company leased land and building space under operating leases for some of its dialysis centers and its corporate offices from ARE Partnership and Three M&L Partnership, related parties with common ownership. In June 1998, the Company purchased the land and buildings from ARE Partnership. For the year ended September 30, 1998, rents of approximately $616 were paid to these related parties. For the years ended September 30, 1999 and 2000, rents of approximately $149 and $132, respectively were paid to Three M&L Partnership, which leases are in month-to-month renewal periods.

  Additionally, the Company leases land and building space under operating leases from unaffiliated entities for certain of its dialysis facilities. For the years ended September 30, 1998, 1999, and 2000, approximately $4,451, $4,137, and $5,898, respectively, were recorded as rent expense for such leases. Expiration dates for these leases continue through 2009.

  Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

      2001.............................................................. $ 5,740
      2002..............................................................   5,283
      2003..............................................................   5,004
      2004..............................................................   4,509
      2005..............................................................   4,126
      2006 and thereafter...............................................  11,165
                                                                         -------
                                                                         $35,827
                                                                         =======

8. Property and Equipment

  Property and equipment consist of the following at September 30:

                                                                 1999    2000
                                                                ------- -------
      Leasehold improvements................................... $20,116 $26,489
      Medical equipment........................................  18,654  24,325
      Furniture and fixtures...................................  10,804  12,132
      Software.................................................   2,386   4,816
      Building.................................................   4,082   4,138
      Land.....................................................     216     216
      Construction-in-progress.................................   1,235      53
                                                                ------- -------
      Less: Accumulated depreciation and amortization..........  57,493  72,169
                                                                 25,828  33,848
                                                                ------- -------
                                                                $31,665 $38,321
                                                                ======= =======

                    EVEREST HEALTHCARE SERVICES CORPORATION

9. Other Intangible Assets

  Other intangibles consist of the following at September 30:

                                                                   1999   2000
                                                                  ------ ------
      Covenants not to compete................................... $2,632 $2,953
      Other......................................................     39    662
                                                                  ------ ------
                                                                  $2,671 $3,615
                                                                  ====== ======

10. Accrued Expenses

  Accrued expenses consist of the following at September 30:

                                                                 1999    2000
                                                                ------- -------
      Compensation and benefits................................ $ 7,374 $ 6,853
      Reimbursements to third party payors.....................   3,221   1,884
      Interest.................................................   4,063   4,062
      Professional fees........................................     753   1,641
      Other....................................................   1,795   2,845
                                                                ------- -------
                                                                $17,206 $17,285
                                                                ======= =======

11. Long-Term Debt

  Long-term debt consists of the following at September 30:

                                                               1999     2000
                                                             -------- --------
      9 3/4% senior subordinated notes due 2008, Series B... $100,000 $100,000
      Acquisition funding facility..........................   13,916   20,161
      Acquisition term notes................................    7,000    7,000
      Installment notes payable.............................    1,538    3,822
                                                             -------- --------
                                                              122,454  130,983
      Less: Current maturities..............................      801    4,760
                                                             -------- --------
                                                             $121,653 $126,223
                                                             ======== ========

 9 3/4% Senior Subordinated Notes due 2008, Series B

  On May 5, 1998, the Company completed a private placement issuance of $100,000 in principal amount of 9 3/4% Senior Subordinated Notes due 2008 (the Offering). The Offering was made to qualified institutional buyers pursuant to Rule 144A of the Securities and Exchange Commission (SEC). Effective September 2, 1998 the Company registered the senior subordinated notes with the SEC. Upon the effectiveness of the registration, the Company exchanged the 9 3/4% Senior Subordinated Notes due 2008, Series B for the notes sold in the Offering.

  The 9 3/4% Senior Subordinated Notes, Series B (the Notes) mature on May 1, 2008. Interest is payable semi-annually in arrears each November 1 and May 1, commencing November 1, 1998. On or after May 1,

                    EVEREST HEALTHCARE SERVICES CORPORATION

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

  In addition, at any time on or prior to May 1, 2001, the Company may, subject to certain requirements, redeem up to $35,000 aggregate principal amount of the Notes with the net cash proceeds of one or more public equity offerings, at a price equal to 109.75% of the principal amount to be redeemed plus accrued and unpaid interest. In the event of a change in control, the Company is required to offer to repurchase the Notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest (see Note 20).

  The Notes are general obligations of the Company, subordinated in right of payment to all existing and future senior debt and are guaranteed by the Company's wholly-owned subsidiaries (the Guarantor Subsidiaries). Each of the Guarantor Subsidiaries' guarantees of the Notes are full, unconditional, and joint and several. The Company may incur additional indebtedness, including borrowings under its Credit Facility (see below), subject to certain limitations. See Note 19 for guarantor financial information as of September 30, 1998, 1999 and 2000.

  The indenture under which the Notes were issued contains certain covenants that were met at September 30, 2000.

 Credit Facilities

  The Company has a Credit Facility consisting of two separate facilities; a revolving credit facility and an acquisition credit facility.

  The revolving credit facility of $35,000, including letters of credit of up to $858, matures on June 30, 2002 (the "Revolving Credit Facility"). The borrowings on the Revolving Credit Facility are limited to 75% of eligible accounts receivable and up to 50% of eligible inventory. Interest is payable at the Company's option of either the higher of the bank's prime rate (9.50% at September 30, 2000) or the Federal Funds rate plus 1/2 of 1%, plus 0.00%-1.00%, or the London Interbank Offered Rate (LIBOR) (6.80% at September 30, 2000) plus 2.00-2.75%. Commitment fees of 0.50% of the unused portion of the Revolving Credit Facility are payable quarterly. No amounts were drawn on the revolving credit facility at September 30, 2000.

  The acquisition credit facility of $65,000 matures on June 15, 2005 (the "Acquisition Credit Facility"). Under the Acquisition Credit Facility, all of the borrowings outstanding thereunder on each of June 30, 2000, 2001 and 2002 must be converted to one or more seven-year term loans with balloon payments due on June 15, 2005. On June 30, 2000, the Company converted $20,908 to a seven-year term loan, principal and interest payments due quarterly, 10.75% annual interest rate. Interest is payable at the Company's option of either the higher of the bank's prime rate or the Federal Funds rate plus 1/2 of 1%, plus 0.25%-1.25%, or LIBOR plus 2.25%-3.00%. Commitment fees of 0.75% of the unused portion of the Acquisition Credit Facility are payable quarterly. Excluding the term loan, no amounts were drawn on the acquisition credit facility at September 30, 2000.

                    EVEREST HEALTHCARE SERVICES CORPORATION

  The Company purchased an interest-rate cap agreement in August 2000 to limit its exposure to increasing interest rates on $10.0 million of its Acquisition Credit Facility.

 Acquisition Term Notes

  In connection with the acquisition of the Extracorporeal Alliance, LLC (the "Alliance"), the Company incurred $7,000 in notes payable to the former owners of Alliance. These notes mature on October 31, 2002, and bear interest at the 5-year Treasury Note rate (5.9% as of September 30, 2000) (as determined on November 1 of each year) plus 3.0%. Interest is payable monthly.

 Installment Notes Payable

  The Company has entered into various installment notes payable which are payable to a vendor of medical equipment through September 2004, and bear interest at 9.0% to 9.5% per annum. The notes are collateralized by medical equipment.

Annual Maturities

Maturities of long term debt at September 30, 2000, are as follows:

      2001............................................................. $  4,760
      2002.............................................................    4,177
      2003.............................................................   10,604
      2004.............................................................    3,228
      2005.............................................................    2,987
      2006 and thereafter..............................................  105,227
                                                                        --------
                                                                        $130,983
                                                                        ========

12. Special Charges

  The Company recorded approximately $23,000 of charges during fiscal 1999. These amounts have been expensed as special charges and include $22,400 in impairment of long-lived assets and $600 in severance costs.

  The impairment of long-lived assets included (i) a $20,500 writedown of goodwill and other intangible assets, (ii) a $1,400 write-off of advances to, and other assets of, certain of the Company's joint ventures and (iii) the writedown of $500 of fixed assets to fair value. The write-off of goodwill and other intangible assets was the result of a deterioration in the profitability and cash flows of certain acquired operations. The deterioration was due, in part, to continued contractual adjustments and other reductions in anticipated revenues. As a result of this deterioration, the Company evaluated the long-lived assets that were not recoverable. As a result of this evaluation, the Company recorded a write down of these assets based upon the amount by which the carrying value of the assets exceeded their fair values as determined on a discounted cash flow basis. Certain of the Company's joint ventures encountered similar deterioration. As a result, the Company recorded a write-off of certain advances to and other assets of these companies in fiscal 1999.

  The severance costs to two executives of the Company related to amounts that were due under the individuals' employment contract upon separating from the Company. At September 30, 2000, the remaining liability under the employment contracts is $128.

                    EVEREST HEALTHCARE SERVICES CORPORATION

13. Income Taxes

  Deferred income taxes reflect the net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes at September 30 were as follows:

                                                                1999     2000
                                                               -------  -------
      Allowance for uncollectible accounts.................... $ 4,709  $ 3,568
      Tax deductible goodwill amortization....................   6,496    7,090
      Accrued vacation........................................     965    1,547
      Net operating loss carryforwards........................      29      658
      Other...................................................     170      168
                                                               -------  -------
      Total deferred tax assets...............................  12,369   13,031
      Valuation allowance.....................................    (134)    (506)
                                                               -------  -------
                                                                12,235   12,525
      Patient accounts receivable basis difference............    (959)    (529)
      Basis difference in fixed assets........................    (128)  (1,512)
                                                               -------  -------
      Total deferred tax liabilities..........................  (1,087)  (2,041)
                                                               -------  -------
      Net deferred tax asset.................................. $11,148  $10,484
                                                               =======  =======

  The Company has net operating loss carryforwards at approximately $5.1 million which may be used to reduce future New York state income taxes, which expire through 2010.

  Income taxes consist of the following at September 30:

                                                        1998      1999     2000
                                                       -------  --------  ------
      Current:
        Federal....................................... $ 4,120  $  2,580  $1,434
        State.........................................   1,181       756   1,193
      Deferred........................................  (1,760)  (10,163)    664
                                                       -------  --------  ------
                                                       $ 3,541  $ (6,827) $3,291
                                                       =======  ========  ======

  Federal income taxes at the statutory rate are reconciled with the Company's income tax provision at September 30 as follows:

                                                             1998  1999    2000
                                                             ----  -----   ----
      Federal statutory rate................................ 34.0% (34.0)% 34.0%
      State income taxes, net of federal benefit............  7.0   (4.3)  14.8
      Nondeductible goodwill amortization................... 10.1    9.4   13.1
      Other, net............................................ (2.1)   0.2   (3.3)
                                                             ----  -----   ----
                                                             49.0% (28.7)% 58.6%
                                                             ====  =====   ====

                    EVEREST HEALTHCARE SERVICES CORPORATION

14. Stock Options

  The Company has stock options outstanding as follows:

                                                                       Exercise
                                                            Options     Price
                                                           ---------  ----------
      Balance at September 30, 1997....................... 1,756,100   7.50-9.10
      Granted.............................................   140,000       13.05
      Forfeitures.........................................   (31,200)       9.10
                                                           ---------
      Balance at September 30, 1998....................... 1,864,900  7.50-13.05
      Granted.............................................   135,181       13.05
      Forfeitures.........................................   (16,600) 9.10-13.05
                                                           ---------
      Balance at September 30, 1999....................... 1,983,481
      Granted.............................................    60,000       13.05
      Forfeitures.........................................   (68,234) 9.10-13.05
      Exercises...........................................   (21,828)       9.10
                                                           ---------
      Balance at September 30, 2000....................... 1,953,419
                                                           =========

  Included in the stock options outstanding are 526,500 stock options issued on October 1, 1995 and 354,100 stock options issued in 1997 to the CEO of the Company. In connection with the reorganization on November 30, 1997, these 880,600 stock options were assigned to Peak Liquidating, LLC (a shareholder of the Company) and, as such, have been reflected as outstanding in all periods subsequent to their original grant. The 526,500 options were issued upon the formation of the Company and are currently exercisable. The remaining 1,426,919 options outstanding were issued under the Everest Healthcare Services Corporation 1996 Stock Award Plan (the 1996 Plan). The 1996 Plan permits the granting of stock options to certain key executive, managerial, and administrative employees of the Company to purchase shares of the Company's common stock. The stock options awarded vest ratably over a four year period in 25% increments. The stock options awarded expire ten years from the date of grant. Of the stock options outstanding under the 1996 Plan, 930,000 are exercisable at September 30, 2000.

  In connection with the Company's reorganization, the Company cancelled all stock options outstanding and subsequently reissued them under the Everest Healthcare Services Corporation 1998 Stock Award Plan (the 1998 Plan). The 1998 Plan contains the same provisions as the 1996 Plan and the reissuance of stock options had no effect on the options previously issued.

  The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25), as permitted in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). Had the provisions of SFAS 123 been used in the calculation of compensation expense (calculated using the minimum value method for nonpublic companies), pro forma net income would have been approximately $254 and $281 lower than the net income reported in the statement of operations for the years ended September 30, 1999 and 2000, respectively.

15. Related Party Transactions

  The Company provides administrative and purchasing services to several of its unconsolidated affiliates, all of which are owned, or substantially owned, by the majority equity holders of the Company. Fees charged to affiliates for services were approximately $1,939, $998 and $984 during the years ended September 30, 1998, 1999, and 2000, respectively, and are included in the accompanying consolidated statement of operations.

                    EVEREST HEALTHCARE SERVICES CORPORATION

In addition, the Company provides advances to certain affiliates. Amounts due from unconsolidated affiliates at September 30 were as follows:

                                                                  1999    2000
                                                                 ------- ------
      Nephrology Associates of Northern Illinois, Ltd........... $ 7,526 $7,479
      Unconsolidated Joint Ventures.............................     483    669
      Others....................................................      25    --
                                                                 ------- ------
                                                                 $ 8,034 $8,148
                                                                 ======= ======

  Nephrology Associates of Northern Illinois, Ltd., an unconsolidated affiliate substantially owned by the majority equity holders of the Company, provides management and physician supervisory services to the Company's outpatient maintenance dialysis operations. Total fees incurred for such services amounted to approximately $1,536, $1,536 and $1,600 during the years ended September 30, 1998, 1999, and 2000, respectively, and are included in the accompanying consolidated statement of operations.

  The Company earned interest on outstanding balances due from unconsolidated affiliates of approximately $1,261, $904 and $776 during the years ended September 30, 1998, 1999 and 2000, respectively.

  Insurance premiums totalling approximately $480, $1,233, and $2,206 were paid during the years ended September 30, 1998, 1999 and 2000, respectively to a multiemployer captive insurance company. Certain stockholders of the Company own a 6.67% interest in the multiemployer insurance company.

16. Significant Vendor

  For the years ended September 30, 1998 and 1999, purchases from two vendors accounted for 46% and 40% of total purchases, respectively. For the year ended September 30, 2000, purchases from one vendor accounted for 54% of total purchases.

17. Supplemental Cash Flow Information

  The following table provides supplemental cash flow data in addition to the information provided in the consolidated statements of cash flows for the years ended September 30:

                                                        1998    1999    2000
                                                       ------- ------- -------
Cash paid for:
  Income taxes........................................ $ 7,176 $ 3,263 $ 2,615
  Interest............................................   4,246  12,459  12,982
Supplemental disclosure of non-cash activity:
Fair value of common stock issued in business
 acquisitions.........................................   2,770     --      --
Fair value of common stock issued in connection with
 the acquisition of minority interests................  26,610     --      --
Distribution of notes receivable to members...........   7,209     --      --

18. Reportable Segments

  The Company has two reportable segments: Dialysis Services and Contract Services. The Company's Dialysis Services segment consists of 74 outpatient dialysis treatment centers in 11 states, which primarily provide outpatient chronic dialysis treatments and 34 hospital based treatment centers that provide acute dialysis treatments. The Company's Contract Services segment provides perfusion, apheresis, and autotransfusion treatments in 67 hospitals in 13 states.

  The Company evaluates performance and allocates resources based upon profit or loss before income taxes and extraordinary items. The reportable segment's accounting policies are the same as those described in the

                    EVEREST HEALTHCARE SERVICES CORPORATION
summary of significant accounting policies (see Note 3). The Company's reportable segments are independent operating divisions that are managed separately. All intercompany costs are eliminated.

                                                            Contract
                                                  Dialysis  Services   Total
                                                  --------  --------  --------
As of and for the year ended September 30, 2000:
Revenues........................................  $209,985  $23,578   $233,563
Interest expense................................       276      630        906
Depreciation and amortization...................     9,515      882     10,397
Equity in earnings of unconsolidated
 subsidiaries...................................       472      --         472
Segment profit..................................    24,500      747     25,247
Segment assets..................................   180,938   19,784    200,722
Investments in and advances to affiliated
 entities.......................................       626    1,239      1,865
Expenditures for long-lived assets..............    16,267      768     17,035
As of and for the year ended September 30, 1999:
Revenues........................................  $163,228  $21,690   $184,918
Interest expense................................         4      755        759
Depreciation and amortization...................     7,989      786      8,775
Equity in earnings of unconsolidated
 subsidiaries...................................       586      --         586
Special charges.................................    20,827      --      20,827
Segment profit (loss)...........................    (6,120)     779     (5,341)
Segment assets..................................   141,659   18,855    160,514
Investments in and advances to affiliated
 entities.......................................       868    1,239      2,107
Expenditures for long-lived assets..............    30,952      430     31,382

                                                            Contract
                                                  Dialysis  Services   Total
                                                  --------  --------  --------
As of and for the year ended September 30, 1998:
Revenues........................................  $129,017  $18,458   $147,475
Interest expense................................       246      790      1,036
Depreciation and amortization...................     5,170      602      5,772
Equity in earnings of unconsolidated
 subsidiaries...................................     1,784      --       1,784
Segment profit (loss)...........................    14,788      (66)    14,722
Segment assets..................................   122,765   18,935    141,700
Investments in and advances to affiliated
 entities.......................................     1,690      --       1,690
Expenditures for long-lived assets..............    42,547    1,695     44,242

                    EVEREST HEALTHCARE SERVICES CORPORATION

  A reconciliation of the reportable segments to consolidated income (loss) before income taxes and cumulative effect of change in accounting and consolidated assets are as follows:

                                                     1998      1999      2000
                                                   --------  --------  --------
Profit (loss):
Total profit (loss) for reportable segments......  $ 14,722  $ (5,341) $ 25,247
Unallocated amounts:
Elimination of corporate administrative expense..    14,486    15,345    15,855
Interest expense.................................    (6,848)  (11,808)  (13,393)
Depreciation and amortization....................    (1,155)   (1,704)   (1,888)
Special charges..................................       --     (2,132)      --
Interest income..................................     1,952     1,483       971
Corporate expenses...............................   (15,930)  (19,026)  (21,108)
                                                   --------  --------  --------
    Income (loss) before income taxes and
     cumulative effect of change in accounting...  $  7,227  $(23,183) $  5,684
                                                   ========  ========  ========
Assets:
Total assets for reportable segments.............  $141,700  $160,514  $200,722
Elimination of intercompany accounts.............   (41,796)  (37,040)  (49,818)
Unallocated assets...............................    96,491    72,799    62,027
                                                   --------  --------  --------
    Consolidated assets..........................  $196,395  $196,273  $212,931
                                                   ========  ========  ========

  Other significant items as disclosed within the reportable segments are reconciled to the consolidated totals as follows:

Other Significant Items:
                                               Segment
                                               Totals  Adjustments Consolidated
                                               ------- ----------- ------------
For the year ended September 30, 2000
  Interest expense............................ $   906   $13,393     $14,299
  Depreciation and amortization...............  10,397     1,888      12,285
  Interest income.............................     --        971         971
  Investments in and advances to affiliated
   entities...................................   1,865     6,908       8,773
  Expenditures for long-lived assets..........  17,035     1,714      18,749
For the year ended September 30, 1999
  Interest expense............................ $   759   $11,808     $12,567
  Depreciation and amortization...............   8,775     1,704      10,479
  Special charges.............................  20,827     2,132      22,959
  Interest income.............................     --      1,483       1,483
  Investments in and advances to affiliated
   entities...................................   2,107     6,795       8,902
  Expenditures for long-lived assets..........  31,382     1,664      33,046
For the year ended September 30, 1998
  Interest expense............................ $ 1,036   $ 6,848     $ 7,884
  Depreciation and amortization...............   5,772     1,155       6,927
  Interest income.............................     --      1,952       1,952
  Investments in and advances to affiliated
   entities...................................   1,690    16,643      18,333
  Expenditures for long-lived assets..........  44,242     4,800      49,042

                    EVEREST HEALTHCARE SERVICES CORPORATION

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

  The following sets forth the financial data at September 30, 2000 and for the year then ended:

                                                     Non-
                           Parent    Guarantor    Guarantor
                          Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          --------  ------------ ------------ ------------ ------------
Statement of Operations
 Data
Net revenues............  $    --     $192,460     $41,103      $    --      $233,563
Patient care costs......       --      134,889      32,809           --       167,698
General and
 administrative
 expenses...............    20,687       5,514       1,667           --        27,868
Provision for bad
 debts..................       --        5,777         525           --         6,302
Depreciation and
 amortization...........     1,890       8,793       1,602           --        12,285
                          --------    --------     -------      --------     --------
Income (loss) from
 operations.............   (22,577)     37,487       4,500           --        19,410
Interest income
 (expense), net.........   (12,586)         31       (773)           --       (13,328)
Equity in earnings of
 affiliate..............       --          472         --            --           472
Minority interests in
 earnings...............      (211)       (360)      (299)           --          (870)
                          --------    --------     -------      --------     --------
Income (loss) before
 income taxes expense ..   (35,374)     37,630       3,428           --         5,684
Income tax expense
 (benefit)..............   (14,150)     17,081         360           --         3,291
                          --------    --------     -------      --------     --------
Net income (loss).......  $(21,224)   $ 20,549     $ 3,068      $    --      $  2,393
                          ========    ========     =======      ========     ========
Balance Sheet Data
Assets:
 Cash and cash
  equivalents...........  $    667    $    114     $ 3,441      $    --      $  4,222
 Patient accounts and
  other receivables ....    16,570      34,668       7,836          (236)      58,838
 Other current assets...       544       6,622       1,530           --         8,696
 Property and equipment,
  net...................     5,976      29,582       2,763           --        38,321
 Goodwill, net..........    12,042      50,232      14,344           --        76,618
 Investments in and
  advances to affiliated
  companies.............    59,363      25,398       2,258       (78,246)       8,773
 Other assets...........     6,411       9,770       1,282           --        17,463
                          --------    --------     -------      --------     --------
 Total assets...........  $101,573    $156,386     $33,454      $(78,482)    $212,931
                          ========    ========     =======      ========     ========
Liabilities and
 Stockholders' Equity
 (Deficit)
 Current liabilities....  $ 11,289    $ 23,777     $ 6,390      $   (236)    $ 41,220
 Long-term liabilities..   120,465      (4,539)     12,744           --       128,670
 Total stockholders'
  equity (deficit)......   (30,181)    137,148      14,320       (78,246)      43,041
                          --------    --------     -------      --------     --------
 Total liabilities and
  stockholders' equity
  (deficit).............  $101,573    $156,386     $33,454      $(78,482)    $212,931
                          ========    ========     =======      ========     ========

                    EVEREST HEALTHCARE SERVICES CORPORATION

                                                     Non-
                           Parent    Guarantor    Guarantor
                          Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          --------  ------------ ------------ ------------ ------------
Statement of Cash Flows
 Data
Operating activities:
Net income (loss).......  $(21,224)   $20,549       $3,068        $--       $   2,393
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating
 activities:
 Provision for bad
  debts.................       --       5,777          525         --           6,302
 Depreciation and
  amortization..........     1,890      8,793        1,602         --          12,285
 Amortization of
  deferred financing
  costs.................     1,318        --           --          --           1,318
 Deferred income taxes..       664        --           --          --             664
 Equity in earnings of
  subsidiaries..........       --        (472)         --          --            (472)
 Minority interests in
  earnings..............       211        360          299         --             870
 Net change in operating
  assets and liabilities
  (net of effect of
  acquisitions).........    (2,493)     1,301       (4,733)        --          (5,925)
                          --------    -------       ------        ----      ---------
 Net cash provided by
  (used in) operating
  activities............   (19,634)    36,308          761         --          17,435
Investing activities:
 Additions to property
  and equipment.........    (1,714)    (8,422)      (1,131)        --         (11,267)
 Acquisition of
  intangible assets.....       --        (615)         --          --            (615)
 Acquisition of
  businesses, net of
  cash acquired.........       --      (7,444)         --          --          (7,444)
 (Increase) decrease in
  amounts due from
  affiliates............    17,262    (18,596)       1,203         --            (131)
                          --------    -------       ------        ----      ---------
 Net cash provided by
  (used in) investing
  activities............    15,548    (35,077)          72         --         (19,457)
Financing activities:
 Proceeds from long term
  debt..................    41,512        --           --          --          41,512
 Payments on long term
  debt..................   (35,186)    (1,489)         --          --         (36,675)
 Other..................    (1,518)      (456)         --          --          (1,974)
                          --------    -------       ------        ----      ---------
 Net cash provided by
  (used in) financing
  activities............     4,808     (1,945)         --          --           2,863
                          --------    -------       ------        ----      ---------
Increase (decrease) in
 cash and cash
 equivalents............       722       (714)         833         --             841
Cash (overdraft) and
 cash equivalents at
 beginning of year......       (55)       828        2,608         --           3,381
                          --------    -------       ------        ----      ---------
Cash and cash
 equivalents at end of
 year...................  $    667    $   114       $3,441         --       $   4,222
                          ========    =======       ======        ====      =========

                    EVEREST HEALTHCARE SERVICES CORPORATION

  The following sets forth the financial data at September 30, 1999 and for the year then ended:

                                                    Non-
                          Parent    Guarantor    Guarantor
                         Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         --------  ------------ ------------ ------------ ------------
Statement of Operations
 Data
Net revenues............ $    --     $149,203     $35,715      $    --      $184,918
Patient care costs......      --      105,075      26,559           --       131,634
General and
 administrative
 expenses...............   19,703       2,439       2,186           --        24,328
Special charges.........    2,132      20,548         279           --        22,959
Provision for bad
 debts..................      --        6,176       1,184           --         7,360
Depreciation and
 amortization...........    2,600       6,496       1,383           --        10,479
                         --------    --------     -------      --------     --------
Income (loss) from
 operations.............   (2,435)      8,469       4,124           --       (11,842)
Interest income
 (expense), net.........  (10,328)        271      (1,027)          --       (11,084)
Equity in earnings of
 affiliate..............      --          586         --            --           586
Minority interests in
 earnings...............     (153)       (286)       (404)          --          (843)
                         --------    --------     -------      --------     --------
Income (loss) before
 income taxes expense
 and cumulative effect
 of change in
 accounting.............  (34,916)      9,040       2,693           --       (23,183)
Income tax expense
 (benefit)..............  (14,030)      5,875       1,328           --        (6,827)
                         --------    --------     -------      --------     --------
Income (loss) before
 cumulative effect of
 change in accounting...  (20,886)      3,165       1,365           --       (16,356)
Cumulative effect of
 change in accounting...      341         126         148           --           615
                         --------    --------     -------      --------     --------
Net income (loss)....... $(21,227)   $  3,039     $ 1,217      $    --      $(16,971)
                         ========    ========     =======      ========     ========
Balance Sheet Data
Assets:
 Cash (overdraft) and
  cash equivalents...... $    (55)   $    828     $ 2,608      $    --      $  3,381
 Patient accounts and
  other receivables ....   10,891      36,226       7,174          (866)      53,425
 Other current assets...      192       7,579       1,232           --         9,003
 Property and equipment,
  net...................    5,598      23,499       2,568           --        31,665
 Goodwill, net..........   12,596      46,164      14,688           --        73,448
 Investments in and
  advances to affiliated
  companies.............   73,703       4,474       1,056       (70,331)       8,902
 Other assets...........   13,293       1,884       1,272           --        16,449
                         --------    --------     -------      --------     --------
 Total assets........... $116,218    $120,654     $30,598      $(71,197)    $196,273
                         ========    ========     =======      ========     ========
Liabilities and
 Stockholders' Equity
 (Deficit)
 Current liabilities.... $ 10,201    $ 16,156     $ 5,761      $   (920)    $ 31,198
 Long-term liabilities..  114,336      (4,130)     13,584           --       123,790
 Total stockholders'
  equity (deficit)......   (8,319)    108,628      11,253       (70,277)      41,285
                         --------    --------     -------      --------     --------
 Total liabilities and
  stockholders' equity
  (deficit)............. $116,218    $120,654     $30,598      $(71,197)    $196,273
                         ========    ========     =======      ========     ========

                    EVEREST HEALTHCARE SERVICES CORPORATION

                                                     Non-
                           Parent    Guarantor    Guarantor
                          Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          --------  ------------ ------------ ------------ ------------
Statement of Cash Flows
 Data
Operating activities:
Net income (loss).......  $(21,227)   $ 3,039       $1,217        $--        $(16,971)
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating
 activities:
 Provision for bad
  debts.................       --       6,176        1,184         --           7,360
 Depreciation and
  amortization..........     2,600      6,496        1,383         --          10,479
 Amortization of
  deferred financing
  costs.................     1,418        --           --          --           1,418
 Special Charges........     2,132     20,548          279         --          22,959
 Cumulative effect of
  accounting change.....       341        126          148         --             615
 Deferred income taxes..   (10,163)       --           --          --         (10,163)
 Equity in earnings of
  subsidiaries..........       --        (586)         --          --            (586)
 Minority interests in
  earnings..............       153        286          404         --             843
 Net change in operating
  assets and liabilities
  (net of effect of
  acquisitions).........   (26,689)    19,285       (2,195)        --          (9,599)
                          --------    -------       ------        ----       --------
 Net cash provided by
  (used in) operating
  activities............   (51,435)    55,370        2,420         --           6,355
Investing activities:
 Additions to property
  and equipment.........    (1,828)    (3,661)      (1,399)        --          (6,888)
 Acquisition of
  businesses, net of
  cash acquired.........       --     (25,408)        (750)        --         (26,158)
 (Increase) decrease in
  amounts due from
  affiliates............    30,430    (24,643)         782         --           6,569
                          --------    -------       ------        ----       --------
 Net cash provided by
  (used in) investing
  activities............    28,602    (53,712)      (1,367)        --         (26,477)
Financing activities:
 Proceeds from notes
  payable...............    60,316        --           --          --          60,316
 Payments on notes
  payable...............   (46,400)      (554)         --          --         (46,954)
 Other..................    (1,869)      (516)         --          --          (2,385)
                          --------    -------       ------        ----       --------
 Net cash provided by
  (used in) financing
  activities............    12,047     (1,070)         --          --          10,977
                          --------    -------       ------        ----       --------
Increase (decrease) in
 cash and cash
 equivalents............   (10,786)       588        1,053         --          (9,145)
Cash and cash
 equivalents at
 beginning of year......    10,731        240        1,555         --          12,526
                          --------    -------       ------        ----       --------
Cash (overdraft) and
 cash equivalents at end
 of year................  $    (55)   $   828       $2,608        $--        $  3,381
                          ========    =======       ======        ====       ========

                    EVEREST HEALTHCARE SERVICES CORPORATION

  The following sets forth the financial data at September 30, 1998 and for the year then ended:

                                                   Non-
                         Parent    Guarantor    Guarantor
                         Company  Subsidiaries Subsidiaries Eliminations Consolidated
                         -------  ------------ ------------ ------------ ------------
Statement of Operations
 Data
Net revenues............ $   --     $118,926     $28,549        $--        $147,475
Patient care costs......     --       81,141      21,503         --         102,644
General and
 administrative
 expenses...............   4,509      15,985       2,792         --          23,286
Provision for bad
 debts..................     --        2,462         265         --           2,727
Depreciation and
 amortization...........     595       5,184       1,148         --           6,927
                         -------    --------     -------        ----       --------
Income (loss) from
 operations.............  (5,104)     14,154       2,841         --          11,891
Interest expense, net...  (3,727)     (1,025)     (1,180)        --          (5,932)
Equity in earnings of
 affiliates.............     --        1,784         --          --           1,784
Minority interests in
 earnings...............    (315)       (237)         36         --            (516)
                         -------    --------     -------        ----       --------
Income (loss) before
 income tax expense.....  (9,146)     14,676       1,697         --           7,227
Income tax expense......     --        3,368         173         --           3,541
                         -------    --------     -------        ----       --------
Net income (loss)....... $(9,146)   $ 11,308     $ 1,524        $--        $  3,686
                         =======    ========     =======        ====       ========

                    EVEREST HEALTHCARE SERVICES CORPORATION

                                                      Non-
                           Parent     Guarantor    Guarantor
                           Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ---------  ------------ ------------ ------------ ------------
Statement of Cash Flows
 Data
Operating activities:
Net income (loss).......  $  (9,146)   $ 11,308     $ 1,524        $--       $   3,686
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating
 activities:
Provision for bad
 debts..................        --        2,462         265         --           2,727
Depreciation and
 amortization...........        595       5,184       1,148         --           6,927
Amortization of deferred
 financing costs........        466         --          --          --             466
Deferred income taxes...        --       (1,760)        --          --          (1,760)
Equity in earnings of
 affiliates.............        --       (1,784)        --          --          (1,784)
Minority interests in
 (earnings) loss........        315         237         (36)        --             516
Net change in operating
 assets and liabilities
 (net of effect of
 acquisitions)..........     (1,702)        667      (1,973)        --          (3,008)
                          ---------    --------     -------        ----      ---------
Net cash provided by
 (used in) operating
 activities.............     (9,472)     16,314         928         --           7,770
Investing activities:
Capital expenditures....     (4,834)     (6,633)       (697)        --         (12,164)
Acquisition of
 intangible assets......        --      (19,507)        --          --         (19,507)
Acquisition of
 businesses, net of cash
 acquired...............        --      (17,371)        --          --         (17,371)
Increase (decrease) in
 amounts due from
 affiliates.............    (32,112)     28,158         --          --          (3,954)
                          ---------    --------     -------        ----      ---------
Net cash used in
 investing activities...    (36,946)    (15,353)       (697)        --         (52,996)
Financing activities:
Proceeds from long term
 debt...................    191,531         --          --          --         191,531
Payments on long term
 debt...................   (128,922)       (272)        --          --        (129,194)
Other...................     (6,276)       (766)        --          --          (7,042)
                          ---------    --------     -------        ----      ---------
Net cash provided by
 (used in) financing
 activities.............     56,333      (1,038)        --          --          55,295
                          ---------    --------     -------        ----      ---------
Increase (decrease) in
 cash and cash
 equivalents............      9,915         (77)        231         --          10,069
Cash and cash
 equivalents at
 beginning of year......        816         317       1,324         --           2,457
                          ---------    --------     -------        ----      ---------
Cash and cash
 equivalents at end of
 year...................  $  10,731    $    240     $ 1,555        $--       $  12,526
                          =========    ========     =======        ====      =========

20. Subsequent Events

Sale of Company

  On November 2, 2000, the Company announced that it had entered into an Agreement and Plan of Merger, dated November 1, 2000, by and among the Company, Fresenius Medical Care AG ("FMC"), Edmund Acquisition Sub, Inc. and certain stockholders of the Company (the "Merger Agreement"). The Merger Agreement provides for a merger of the Company with and into Edmund Acquisition Sub, Inc. While the merger is anticipated by management to be completed in the first calendar quarter of 2001, because all the conditions of the Merger Agreement have not been met, the exact timing for consummation of the merger is uncertain at this time. The purchase price of $343 million will be comprised of $240 million cash and 2.25

                    EVEREST HEALTHCARE SERVICES CORPORATION
million Fresenius Medical Care AG preference shares. The cash portion of the purchase price is subject to increase or decrease if the net worth of the company is above or below a specified target.

Tender Offer of the 9 3/4% Senior Subordinated Notes due 2008

  On November 15, 2000, in connection with the Merger Agreement, FMC announced a tender offer and consent solicitation for the Company's 9 3/4% Senior Subordinated Notes due 2008 (the "Notes"). On December 1, 2000, following the tender by holders possessing a majority of the Notes, the Company and its subsidiaries which are guarantors under the Indenture, dated May 5, 1998 by and among the Company, the Subsidiary Guarantors and American National Bank and Trust Company of Chicago, as trustee (the "Subsidiary Guarantors") executed a Supplemental Indenture which implements amendments to the Indenture. These amendments to the Indenture shall be effective upon the later of the consummation of the transactions under the Merger Agreement or the expiration of the tender offer on December 22, 2000.

21. Selected Quarterly Data

                                                         Quarter
                                             --------------------------------
1999                                          First  Second   Third   Fourth
----                                         ------- ------- ------- --------
Net revenues................................ $39,908 $43,715 $49,228 $ 52,067
Income from operations......................   3,641   3,036   4,617  (23,136)
Net income (loss) before cumulative effect
 of change in accounting....................     490     170     344  (17,360)
Net income (loss)...........................     490     170     344  (17,975)

2000
----
Net revenues................................ $53,431 $56,882 $59,049 $ 64,201
Income from operations......................   4,355   4,595   4,785    5,675
Net income (loss)...........................     478     298     551    1,066

                                                                     SCHEDULE II

                        Valuation & Qualifying Accounts
                    Everest Healthcare Services Corporation

                                 (in thousands)

                           Balance                               Reclassed Balance
                             at     Charged Charged                from    at End
                          Beginning   to    to Other               Other     of
                          of Period Expense Accounts  Recoveries Accounts  Period
                          --------- ------- --------  ---------- --------- -------
Year ended September 30,
 1998
Deducted from asset
 accounts:
  Allowance for patient
   accounts receivable..   $ 2,791  $2,727  $  5,558    $2,295    $  --    $ 8,781
                           -------  ------  --------    ------    ------   -------
    Total...............   $ 2,791  $2,727  $  5,558    $2,295    $  --    $ 8,781
                           =======  ======  ========    ======    ======   =======
Year ended September 30,
 1999
Deducted from asset
 accounts:
  Allowance for patient
   accounts receivable..   $ 8,781  $7,360  $ (5,022)   $  --     $  --    $11,119
                           -------  ------  --------    ------    ------   -------
    Total...............   $ 8,781  $7,360  $ (5,022)   $  --     $  --    $11,119
                           =======  ======  ========    ======    ======   =======
Year ended September 30,
 2000
Deducted from asset
 accounts:
  Allowance for patient
   accounts receivable..   $11,119  $7,614  $(10,739)   $  --     $1,875   $ 9,869
                           -------  ------  --------    ------    ------   -------
    Total...............   $11,119  $7,614  $(10,739)   $  --     $1,875   $ 9,869
                           =======  ======  ========    ======    ======   =======